Form 10-K
period 2017-03-31
Motors Liquidation Co
filed 2017-05-25
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-00043

Motors Liquidation Company GUC Trust

(Exact name of registrant as specified in its charter)

Delaware	45-6194071
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Wilmington Trust Company, as trust administrator and trustee Attn: Beth A. Andrews, Vice President Rodney Square North 1100 North Market Street Wilmington, Delaware	19890-1615
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements about the assets, financial condition and prospects of the Motors Liquidation Company GUC Trust, or the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the outcome of and the ultimate recovery on the Term Loan Avoidance Action (as defined below) and any related incurrence of Allowed General Unsecured Claims (as defined below), the ultimate outcome of the Motion to Enforce Litigation (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. When used in this Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

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

The primary consideration provided by New GM to the Debtors under the MSPA was 150 million shares of common stock of New GM, or the New GM Common Stock, issued by General Motors Company, amounting to approximately 10% of the outstanding New GM Common Stock at the time of the closing of the 363 Transaction, a series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $10.00 per share, which expired July 10, 2016, or the New GM Series A Warrants, and another series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants, and, collectively, the New GM Warrants. Together, the New GM Warrants constituted approximately 15% of the New GM Common Stock on a fully-diluted basis at the time of their issuance. Collectively, the New GM Common Stock and the New GM Warrants are referred to as the New GM Securities. As described below, all of the GUC Trust’s holdings of the New GM Securities were liquidated in July and August 2015.

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

The Plan and the Formation of the GUC Trust

The Plan treats all creditors and equity interest holders in accordance with their relative priorities under the Bankruptcy Code, and designates six distinct classes of claims or equity interests: secured claims, priority non-tax claims, general unsecured claims, property environmental claims, asbestos personal injury claims and equity interests in MLC. The GUC Trust is primarily tasked with the resolution and satisfaction of general unsecured claims. Under the terms of the Plan, for each $1,000 in amount of allowed general unsecured claims against the Debtors, or the Allowed General Unsecured Claims, the holders of such claims are currently entitled to receive (upon delivery of any information required by the GUC Trust) approximately $296 in cash (which dollar value shifts slightly due to rounding as required by the Plan), which represents the net cash value of the New GM Securities that otherwise would have been distributed to such claimant prior to entry of the Liquidation Order (as defined below), together with associated cash in lieu of fractional shares and Dividend Cash (as defined below), as well as one GUC Trust Unit. Holders of disputed general unsecured claims against the Debtors, or the Disputed General Unsecured Claims, will receive subsequent distributions of cash and GUC Trust Units, in respect of such claims, only if and to the extent that their Disputed General Unsecured Claims are subsequently allowed, or Resolved Disputed Claims.

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

The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2018. The duration of the GUC Trust may in the future be shortened or further extended upon application to and approval by the Bankruptcy Court as necessary to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the U.S. Securities and Exchange Commission (the “SEC”), (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee (as defined below) to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Budget. However, the GUC Trust Agreement provides the GUC Trust Administrator with the authority to set aside from distribution and appropriate Distributable Cash (as defined below) to fund such Reporting Costs (the “Reporting and Transfer Cash”) and projected tax liabilities (other than those included in the Budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below. Prior to the sale of all New GM Securities previously held by the GUC Trust in July and August 2015 as described below, the GUC Trust Administrator was authorized to set aside from distribution and sell New GM Securities to fund such Reporting Costs and projected tax liabilities with the approval of the Bankruptcy Court and/or the GUC Trust Monitor as described below.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015 and again in February 2017, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $22.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2017. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2017, approximately $14.6 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation as of March 31, 2017.

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

Prior to the liquidation of all its holdings of New GM Common Stock described above, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims, allowed Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references in this Form 10-K to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

The GUC Trust does not and will not engage in any trade or business. As a result, the only income earned by the GUC Trust is interest income and dividends from permitted investments of cash as prescribed by the GUC Trust Agreement. The GUC Trust has no other sources of income. As of March 31, 2017, the GUC Trust had an aggregate of approximately $4.3 million in cash and cash equivalents and $522.5 million in marketable securities consisting of U.S. Treasury bills.

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

Pursuant to the GUC Trust Agreement, quarterly distributions are required to be made to (i) holders of Resolved Allowed Claims, and (ii) beneficiaries of GUC Trust Units (including persons listed in (i)), subject to the following limitation. The GUC Trust will make quarterly distributions in respect of the GUC Trust Units only if and to the extent that (a) certain previously Disputed General Unsecured Claims asserted against the Debtors are either disallowed or are otherwise resolved favorably to the Debtors’ estates (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Disputed General Unsecured Claims), (b) as a result of a litigated or consensual resolution, the amount of potential Term Loan Avoidance Action Claims is reduced (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Term Loan Avoidance Action Claims), or (c) the amount of Distributable Cash set aside for purposes of funding potential Wind-Down Costs, Reporting Costs and/or Taxes on Distribution, as applicable, is reduced from prior levels, and in each case the resulting amount of Excess GUC Trust Distributable Assets as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement, or the Minimum Threshold. Prior to the liquidation of all New GM Securities previously held by the GUC Trust described above, the Minimum Threshold was equal to: (i) with respect to New GM Common Stock, 1,000,000 shares of New GM Common Stock, (ii) with respect to the New GM Series A Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), (iii) with respect to the New GM Series B Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), and (iv) with respect to cash, $5 million. Following such liquidation of New GM Securities, the Minimum Threshold is equal to: (i) with respect to Distributable Cash, approximately $67.0 million, and (ii) with respect to other distributable assets of the GUC Trust, if any, an amount to be determined by the GUC Trust Administrator (and approved by the GUC Trust Monitor) or determined by the Bankruptcy Court, as appropriate. Notwithstanding the foregoing, holders of Resolved Allowed Claims receiving quarterly distributions will additionally receive distributions in respect of their GUC Trust Units that such recipients would have previously received had they been holders of Initial Allowed General Unsecured Claims (as defined below).

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

On or about the Effective Date, there were approximately $29,771 million in Allowed General Unsecured Claims, or the Initial Allowed General Unsecured Claims. As of March 31, 2017, there were approximately $31,854 million in Allowed General Unsecured Claims. See the table on page 37 for a summary of the Allowed General Unsecured Claims, Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.

Since the Effective Date, the GUC Trust has made certain quarterly distributions. These quarterly distributions have been made (i) to holders of Resolved Allowed Claims arising during the GUC Trust’s preceding fiscal quarter, if any, (ii) to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements, if any, and (iii) to beneficiaries of GUC Trust Units for fiscal quarters in which the amount of GUC Trust Distributable Assets as of the end of the relevant quarter exceeded the Minimum Threshold. Distributions in the fiscal years ended March 31, 2017 and 2016 are described below.

During the years ended March 31, 2017 and 2016, the GUC Trust made distributions to holders of GUC Trust Units (in respect of the quarters ended September 30, 2016 and 2015) resulting primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of Taxes on Distribution. In addition, during the years ended March 31, 2017 and 2016, distributions were made to holders of Allowed General Unsecured Claims arising in the quarters ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and December 31, 2015. Additionally, distributions were made during the years ended March 31, 2017 and 2016 to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

In respect of Allowed General Unsecured Claims aggregating $31.9 billion at March 31, 2017, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $245.8 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2017, $9.2 million of Distributable Cash. Such amount includes $7.4 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of March 31, 2017. See the table on page 38 for a summary of the GUC Trust’s distributable assets.

As discussed above, in addition to Distributable Cash, the GUC Trust Agreement also provides for the distribution of beneficial interests in units, or GUC Trust Units, to holders of Allowed General Unsecured Claims in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. Pursuant to a No Action Letter received from the SEC on May 23, 2012 (the “No Action Letter”), the GUC Trust Units are currently issued in book-entry form only, represented by one or more global certificates registered in the name of the Depository Trust Company (which is referred to in this Form 10-K as DTC), as depositary, or Cede & Co., its nominee. See “Description of the GUC Trust Units” below for a more detailed discussion of the GUC Trust Units. As such, the GUC Trust Units are transferable in accordance with the procedures of DTC and its direct and indirect participants. The GUC Trust has issued additional GUC Trust Units, in transferable form, in connection with each of the quarterly distributions that occurred in respect of the fiscal quarter ended June 30, 2012 and thereafter. As of March 31, 2017, the total number of GUC Trust Units outstanding or issuable was 31,854,103.

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

There were approximately $8,154 million in Disputed General Unsecured Claims as of the Effective Date. This amount reflects liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims, but does not include potential

Term Loan Avoidance Action Claims. As of March 31, 2017, there were no remaining Disputed General Unsecured Claims, but there remained $50.0 million in claim amount that is not associated with any particular claim, which has been set aside by the GUC Trust Administrator as a general claim contingency. Including such amount, Disputed General Unsecured Claims decreased by approximately $8,104 million as compared to the amount of Disputed General Unsecured Claims existing on or around the Effective Date. See the table on page 37 for a summary of the status of the claims resolution process as of March 31, 2017.

The process of resolving Disputed General Unsecured Claims was generally administered by the GUC Trust through Trust Professionals it retained specifically for this purpose.

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

Under the Plan, the Debtors were directed to transfer to the GUC Trust assets in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, or the Residual Wind-Down Assets, including the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $40.0 million in cash (including approximately $1.4 million for the payment of Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. Based on the Debtors’ estimate of the amount necessary to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, the GUC Trust Administrator established a reserve for Residual Wind-Down Claims of approximately $33.8 million relating to approximately $246.2 million in Residual Wind-Down Claims (which amount was increased to $277.7 million by additional Residual Wind-Down Claims arising subsequent thereto). In addition, the GUC Trust increased its reserve for liquidation costs by approximately $9.0 million for Residual Wind-Down Costs associated with these obligations and Avoidance Action Defense Costs (subsequently the remaining amounts associated with Residual Wind-Down Costs in reserves for expected liquidation costs were reclassified to reserves for Residual Wind-Down Claims and Costs). Since the Dissolution Date, the GUC Trust has resolved approximately $277.7 million in disputed Residual Wind-Down Claims, allowing $34.7 million, while disallowing $243.0 million.

As of March 31, 2017, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $29.4 million. As a result, new Residual

Wind-Down Claims have arisen in the amount of such excess. As a result of an increase in expected Avoidance Action Defense Costs above the recorded reserves in the quarter ended December 31, 2016, the reserves for Residual Wind-Down Claims and Costs were increased by the GUC Trust by approximately $6.5 million during such quarter. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to remaining designated Residual Wind-Down Assets until such time, if any, that the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement by the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust no longer expects to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets. Accordingly, the reserves for Residual Wind-Down Claims and Costs were reduced by the GUC Trust by approximately $6.2 million during the quarter ended March 31, 2017. A corresponding reduction was made in the amount of Distributable Cash set aside from distribution as of March 31, 2017. If the GUC Trust determines that additional Avoidance Action Defense Costs (beyond the remaining designated Residual Wind-Down Assets) will be paid in the future (and there is no remaining Other Administrative Cash available to satisfy such costs), the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve Distributable Cash for this purpose. The GUC Trust Administrator may then appropriate such reserved Distributable Cash to fund such costs with Bankruptcy Court approval.

As of March 31, 2017, Residual Wind-Down Assets aggregating $11.9 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities ($11.7 million) and other assets and deposits ($0.2 million) in the accompanying Statement of Net Assets in Liquidation as of March 31, 2017. There were approximately $11.9 million in expected Residual Wind-Down Claims and Costs against such assets as of March 31, 2017, including new Residual Wind-Down Claims that are expected to arise for expected Avoidance Action Defense Costs up to the remaining designated Residual Wind-Down Assets. A corresponding amount in the aggregate is recorded in the reserves for Residual Wind-Down Claims and Costs and accounts payable and accrued liabilities in the accompanying Statement of Net Assets in Liquidation as of March 31, 2017.

While not expected at this time, should the ultimate allowed amount of Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. Also while not expected at this time, if the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs, such deficiency will be satisfied by any available remaining Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized, with GUC Trust Monitor approval, to reserve and, with Bankruptcy Court approval, to appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is appropriated to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any remaining appropriated Distributable Cash will be distributed to the beneficiaries of the GUC Trust Units.

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

The GUC Trust Monitor was appointed for the purpose of overseeing the activities of the GUC Trust Administrator. Pursuant to the GUC Trust Agreement, the GUC Trust Administrator is required to obtain the approval of the GUC Trust Monitor for a variety of actions, including but not limited to: preparation of budgets; reserving Distributable Cash for the purposes of satisfying fees, costs and expenses of the GUC Trust (including any Taxes on Distribution, Dividend Taxes and Investment Income Taxes (as defined below)); the appropriation of Distributable Cash to satisfy any Taxes on Distribution; the incurrence of any costs or expense in excess of 10% of any line item in the Budget measured on a yearly basis (except to the extent such cost or expense is approved by the Bankruptcy Court); settling Disputed General Unsecured Claims in excess of $10.0 million; the retention or termination of Trust Professionals; and amendments to the GUC Trust Agreement.

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

As of March 31, 2017, approximately $1.7 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation. Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. If the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including Dividend Taxes and Investment Income Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) the GUC Trust is required to fund Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve Distributable Cash for these purposes. The GUC Trust Administrator may then appropriate Distributable Cash to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to appropriation of Distributable Cash for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the appropriation of such Distributable Cash will constitute part of the Other Administrative Cash.

Distributable Cash that is reserved or appropriated in the manner described above will not be available for distribution to the beneficiaries of GUC Trust Units. As such, increased Wind-Down Costs (including Dividend Taxes and Investment Income Taxes), Reporting Costs and/or Taxes on Distribution could reduce the GUC Trust’s otherwise distributable assets. To the extent that any reserved Distributable Cash or Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining funds will be distributed by the GUC Trust to the holders of the GUC Trust units.

Other than for the matters described above and matters that are incidental to them, the GUC Trust does not and will not engage in any business activities. In particular, the GUC Trust does not and will not engage in any trade or business.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. Federal income tax liabilities on any capital gains realized upon (a) the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units, (b) by sale of New GM Securities or (c) any recoveries by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Item 3 (“Legal Proceedings”) below, unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. Federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for remaining net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. See “Critical Accounting Policies and Estimates—Income Taxes” in item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. As a result of cumulative capital and net operating losses utilizing the new tax position described below, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future, except potentially with respect to any taxes due on any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time.

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

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the Internal Revenue Service, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination and no income taxes may be assessed for the year ended March 31, 2016, and all prior years. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Item 3 (“Legal Proceedings”) below, which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any income taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). Further, if any income taxes on any such recovery were to become payable, it is anticipated that such income taxes would be funded from the proceeds of such recovery. As a result, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time. Such determination was also made for each quarter since (and including) September 30, 2016.

For additional information, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As described in Item 3 (“Legal Proceedings”) below, litigation with respect to the Term Loan Avoidance Action is ongoing. The proper beneficiaries of the proceeds of the Term Loan

Avoidance Action has been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. As described in Item 3 (“Legal Proceedings”) below, the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016 (the “Approval Order’). The Approval Order is in effect, but is the subject of an appeal pending before the U.S. District Court for the Southern District of New York. Regardless of the outcome of the pending appeal, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-K, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) During the year ended March 31, 2017, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $346,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $346,000 arose and were allowed by the GUC Trust pursuant to the Plan. Unless and until further Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust or the DIP Lenders to seek disgorgement in accordance with the terms of the Plan. As described under the heading “Residual Wind-Down Claims and Costs” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $29.4 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As a result of an increase in expected Avoidance Action Defense Costs above the recorded reserves during the quarter ended December 31, 2016, the reserves for Residual Wind-Down Claims and Costs were increased by the GUC Trust by approximately $6.5 million during such quarter. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are defendants in the Term Loan Avoidance Action. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to remaining designated Residual Wind-Down Assets until such time, if any, that the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust no longer expects to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets. Accordingly, the reserves for Residual Wind-Down Claims and Costs were reduced by the GUC Trust by approximately $6.2 million during the quarter ended March 31, 2017. A corresponding reduction was made in the amount of Distributable Cash set aside from distribution as of March 31, 2017.

For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

Dissolution of the GUC Trust

The GUC Trust had an initial stated term of three years from the Effective Date (ended on March 31, 2014). The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2018. The GUC Trust Administrator can apply to the Bankruptcy Court for a shorter or longer term in order to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. It is currently anticipated that the GUC Trust will be required to seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the wind-down and distribution of assets will not be completed prior to March 31, 2018.

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

The GUC Trust Agreement provides for the distribution of GUC Trust Units for the benefit of creditors holding Allowed General Unsecured Claims, in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. To the extent a Disputed General Unsecured Claim became an Allowed General Unsecured Claim or a potential Term Loan Avoidance Action Claim becomes an Allowed General Unsecured Claim, the holder of that claim received or receives Distributable Cash (including Dividend Cash) and the GUC Trust Units corresponding to what the holder would have received had the claim been allowed as of the Effective Date. To the extent all or portion of a Disputed General Unsecured Claim was ultimately disallowed (or it becomes clear that the Term Loan Avoidance Claims, or a portion thereof, shall not become Allowed General Unsecured Claims), Distributable Cash reserved for that claim or such disallowed portion of that claim became or will become excess assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units.

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

As has previously occurred as described under “The GUC Trust Assets” above, if the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including Dividend Taxes and Investment Income Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) that the GUC Trust is projected to fund current or potential Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve Distributable Cash for these purposes. The GUC Trust Administrator may then appropriate such reserved Distributable Cash to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to the appropriation of Distributable Cash for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the appropriated Distributable Cash will constitute part of the Other Administrative Cash. Distributable Cash that is reserved in this manner will not be available for distribution to the beneficiaries of GUC Trust Units. Therefore, any additional costs or Taxes on Distribution will reduce the assets available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved or appropriated Distributable Cash will be distributed to the beneficiaries of the GUC Trust Units.

In addition, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (and there is no remaining Other Administrative Cash designated to satisfy such claims), the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. Such appropriated Distributable Cash will be added to the Other Administrative Cash, which will be used for the payment of the Residual Wind-Down Claims. To the extent that Distributable Cash is set aside to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims could reduce the assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved or appropriated Distributable Cash will be distributed to the beneficiaries of the GUC Trust Units.

•	Liquidation Distribution upon Dissolution

The GUC Trust had an initial stated term of three years from the Effective Date, which has been extended by the Bankruptcy Court to March 31, 2018. The duration of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

Glossary of Defined Terms

“2016 Threshold Issues” means the five issues that the Bankruptcy Court identified, by Order to Show Cause dated December 13, 2016, and directed the parties to address.

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

“GUC Trust Professionals” means the professionals engaged by the GUC Trust Administrator to assist in the administration of the GUC Trust.

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

“Ignition Switch Economic Loss Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages and other relief for economic losses allegedly resulting from the Ignition Switch Recall, or the underlying condition of the subject vehicles.

“Ignition Switch Personal Injury Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the Ignition Switch Recall.

“Ignition Switch Pre-Closing Accident Plaintiffs” means the various plaintiffs who filed actions against New GM seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred before the Closing as a result of the underlying condition of the vehicles subject to the Ignition Switch Recall.

“Ignition Switch Recall” means the ignition switch-related recalls initiated by New GM in February and March 2014, NHTSA Recall No. 14v047.

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

“Late Claims Motions” means the motions filed in the Bankruptcy Court, seeking permission to file late claims against the GUC Trust, by plaintiffs in the Ignition Switch Economic Loss Actions, plaintiffs in the Other Economic Loss Actions, and 175 Ignition Switch Pre-Closing Accident Plaintiffs.

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

“Old GM” means MLC, formerly known as General Motors Corporation.

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

“Other Economic Loss Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages and other relief for economic losses allegedly resulting from recalls of vehicles initiated by New GM (other than the Ignition Switch Recall), or the underlying condition of those vehicles.

“Other Personal Injury Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM other than the Ignition Switch Recall.

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

Remaining distributions with respect to the GUC Trust Units are principally contingent on the amount of Term Loan Avoidance Action Claims that arise, the results of which cannot be predicted in advance.

The amount of remaining Distributable Cash that is ultimately distributed to each GUC Trust Unit beneficiary will principally depend on the amount of Term Loan Avoidance Action Claims that arise. It is not possible to predict the number or amount of Term Loan Avoidance Action Claims that will arise. Thus, the aggregate amount of Distributable Cash that is ultimately available for distribution in respect of the GUC Trust Units is not presently determinable. For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

The remaining liquidation period of the GUC Trust is uncertain, because the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. If the remaining liquidation period exceeds current estimates, Wind-Down and Reporting and Transfer Costs are likely to exceed amounts accrued at March 31, 2017.

The remaining liquidation period of the GUC Trust is uncertain. The GUC Trust had an initial stated term of three years from the Effective Date (ended on March 31, 2014). The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2018. The GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. The term of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the resolution of all potential claims and the wind-down of MLC. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence. It is currently anticipated that the GUC Trust will be required to again seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2018. As of March 31, 2017, for purposes of recording reserves for Expected Costs of Liquidation, the GUC Trust has estimated that the remaining liquidation period will extend through January 2019. If the GUC Trust is required to seek another extension of the term and such request is approved by the Bankruptcy Court, and if the remaining liquidation period extends beyond January 2019, additional Wind-Down Costs and Reporting and Transfer Costs are likely to be incurred in continuing the operations of the GUC Trust beyond those accrued at March 31, 2017.

The GUC Trust may be required to set aside additional Distributable Cash to fund Wind-Down Costs or Reporting Costs of the GUC Trust if the current set asides of Distributable Cash for such purposes are insufficient, which would reduce the amount of Distributable Cash available for distribution to GUC Trust Unit beneficiaries.

As has previously occurred as described below, to the extent that the Administrative Fund is insufficient to satisfy the Wind-Down Costs of the GUC Trust, or that the Reporting and Transfer Cash is insufficient to satisfy the Reporting Costs of the GUC Trust, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside, and, with the approval of the Bankruptcy Court, to appropriate Distributable Cash to cover any shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust.

Prior to the liquidation of all New GM Securities previously held by the GUC Trust described under the heading “The GUC Trust Assets” in Item 1 (“Business”) above, in March and December 2012, and again in January 2015, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Pursuant to such approvals, sales of New GM Securities to fund estimated and projected Wind-Down Costs, along with estimated and projected Reporting Costs, aggregated approximately $61.7 million, including Dividend Cash of $0.2 million (which amount of $61.7 million comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). In December 2015, and again in February 2017, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $22.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2017. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2017, Distributable Cash of $29.8 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2017. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units.

There can be no assurance that the amount of Distributable Cash set aside will be sufficient to fund such costs and expenses as they are actually incurred. In addition, there can be no assurance that, as a result of future evaluations, additional Distributable Cash will not need to be set aside or appropriated to fund additional costs and expenses, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of changes in the GUC Trust’s estimates of projected costs and expenses. For a more detailed discussion of the calculation methodologies used to estimate such costs and the sensitivities in making such estimates, see “Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the appropriation of Distributable Cash to fund Wind-Down Costs or Reporting Costs will be distributed to the beneficiaries of the GUC Trust Units.

Resolution of the Term Loan Avoidance Action could result in additional Term Loan Avoidance Action Claims, the holders of which would be entitled to share in distributions of Distributable Cash and GUC Trust Units from the GUC Trust.

Additional Term Loan Avoidance Action Claims could potentially arise in the event that the Avoidance Action Trust Administrator is successful in prosecuting or settles the Term Loan Avoidance Action and recovers the proceeds of such legal action. To the extent that the Avoidance Action Trust Administrator is successful in obtaining a judgment against the defendant(s) in the Term Loan Avoidance Action, or settles the Term Loan Avoidance Action, Term Loan Avoidance Action Claims will arise in the amount of any transfers actually avoided and disgorged pursuant to the Term Loan Avoidance Action or any settlement. Once such Term Loan Avoidance Action Claims arise, the holders of such claims will be entitled to receive a distribution of Distributable Cash and GUC Trust Units from the GUC Trust corresponding to the amounts of such claims. Such a distribution could reduce the amount of Distributable Cash available for distribution to the current beneficiaries of GUC Trust Units and the pro rata share of Distributable Cash distributed in the future to which the current beneficiaries of GUC Trust Units are entitled.

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

In its annual report on Form 10-K filed February 3, 2016, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders, or the Ignition Switch Recall, and had recalled an additional 33.8 million vehicles to address certain electrical and other safety concerns, including approximately 12.1 million vehicles to rework or replace ignition keys. New GM has indicated that it does not consider any of these 12.1 million vehicles to be a part of the Ignition Switch Recall.

Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed April 28, 2017, New GM also disclosed that, through April 17, 2017, 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, through April 17, 2017, 281 actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 281 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. Over time, New GM has reached various agreements with certain personal injury claimants regarding possible settlement of their claims.

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

On April 15, 2015, the Bankruptcy Court rendered a decision, or the Threshold Issues Decision, on the threshold issues. The Bankruptcy Court found (among other things) that the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions may seek authorization to file late claims in the bankruptcy cases of Old GM, but that any such claims as against the GUC Trust are “equitably moot” (that is, fashioning relief for the plaintiffs against the GUC Trust would be “impractical, imprudent and therefore inequitable”), and thus the assets of the GUC Trust cannot be used to satisfy such claims. This finding is called the Equitable Mootness Finding.

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

Certain plaintiffs appealed the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit.

On July 13, 2016, after briefing and oral argument, the Second Circuit reached a decision in the appeal, or the Threshold Issues Appeal Decision. In the Threshold Issues Appeal Decision, the Second Circuit held, in pertinent part, that plaintiffs in the Ignition Switch Personal Injury Actions involved in pre-closing accidents, or the Ignition Switch Pre-Closing Accident Plaintiffs, and plaintiffs in the Ignition Switch Economic Loss Actions who acquired their vehicles pre-closing were entitled to, but did not receive, direct-mail notice of the Sale because Old GM “knew or reasonably should have known about the ignition switch defect prior to bankruptcy.” The Second Circuit also noted that it could not say with fair assurance that the outcome of the Sale would have been the same had Old GM given plaintiffs adequate notice of the ignition switch defect and the Sale, and these plaintiffs voiced their objections to those provisions of the Sale Order barring their claims against New GM. Accordingly, the Second Circuit ruled that enforcing the Sale Order against the Ignition Switch Pre-Closing Accident Plaintiffs and the Ignition Switch Economic Loss Plaintiffs would violate their procedural due process rights in these circumstances, and therefore, they cannot be bound by the terms of the Sale Order. As a result, the court held that those plaintiffs are not enjoined from pursuing claims against New GM.

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

The Second Circuit remanded the case to the Bankruptcy Court for it to conduct further proceedings. Thereafter, the Second Circuit denied New GM’s petition for rehearing, and, on April 24, 2017, the Supreme Court of the United States denied New GM’s petition for a writ of certiorari.

Once jurisdiction over the case was returned to the Bankruptcy Court, that court held status conferences with the parties. On December 13, 2016, the Bankruptcy Court entered an Order to Show Cause directing the parties to address the following, the 2016 Threshold Issues: (1) whether the Ignition Switch Recall encompasses only claims stemming from NHTSA Recall No. 14v047, or whether it includes other recalls; (2) whether Other Economic Loss Actions asserting claims based solely on New GM’s independent conduct may proceed; (3) whether and how Used Car Purchasers may proceed against New GM; (4) whether plaintiffs involved in post-Closing Date accidents may bring successor liability actions against New GM; and (5) whether any plaintiffs may file late proofs of claim against the GUC Trust. Plaintiffs and New GM submitted briefs on topics one through four, presented initial argument on those topics on April 20, 2017, and are scheduled to continue presenting argument on those topics on May 17, 2017. The GUC Trust opted not to brief or present argument on those topics.

Pursuant to the Order to Show Cause issued by the Bankruptcy Court, on December 22, 2016, various plaintiffs moved the Bankruptcy Court for permission to file late claims against the GUC Trust. Specifically, Ignition Switch Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose vehicles were recalled in NHTSA Recall No. 14v047; Other Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose cars were subject to other New GM recalls; and 175 Ignition Switch Pre-Closing Accident Plaintiffs each filed a proposed proof of claim. Together, these motions are the Late Claims Motions.

The Bankruptcy Court has not set a schedule for deciding the Late Claims Motions. Per the Order to Show Cause, the motion by the Other Economic Loss Action plaintiffs has been stayed pending the resolution of the first four 2016 Threshold Issues. In an Order dated March 2, 2017, the Bankruptcy Court gave permission to the GUC Trust and New GM to serve each of the plaintiffs in the other Late Claims Motions with interrogatories designed to elicit relevant facts related to the Late Claims Motions. In addition, the Bankruptcy Court ordered the GUC Trust, New GM, and the plaintiffs in the Late Claims Motions to file briefs addressing whether the plaintiffs must satisfy the standard set forth in Pioneer Investment Services Co. v. Brunswick Associates Limited Partnership, 507 U.S. 380 (1993), to obtain authority to file late proofs of claim, and whether and as of when some or all of the proponents of the Late Claim Motions are the beneficiaries of a tolling agreement with respect to the time for filing the Late Claim Motions. The Bankruptcy Court has not yet scheduled oral argument to discuss those issues. Following briefing related to the Late Claims Motions, the GUC Trust has engaged in discussions with certain Ignition Switch Economic Loss Action plaintiffs and certain Ignition Switch Pre-Closing Accident Plaintiffs regarding a potential settlement of their alleged claims against the GUC Trust. The GUC Trust does not currently know whether the parties will ultimately reach an agreement.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to vacate the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. The GUC Trust and New GM defeated an effort by that claimant to obtain relief from her settlement in the Bankruptcy Court and won an affirmance after the claimant appealed to the District Court for the Southern District of New York. The claimant took a further appeal to the Second Circuit. After oral argument on April 26, 2017, the Second Circuit affirmed the lower courts’ decisions on May 3, 2017. The claimant timely petitioned the Second Circuit for rehearing and rehearing en banc. The GUC Trust currently does not know when that petition will be decided or whether, if the petition is denied, the claimant will file a petition for a writ of certiorari with the Supreme Court.

The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion is pending in the Bankruptcy Court.

See also Part I—Item 3, “Legal Proceedings—Other Matters”.

The GUC Trust may be required to set aside Distributable Cash to fund Residual Wind-Down Claims if the Residual Wind-Down Assets are insufficient, which would reduce the amount of Distributable Cash available for distribution to GUC Trust Unit beneficiaries.

While not expected at this time, in the event that the Residual Wind-Down Assets are insufficient to satisfy the Residual Wind-Down Claims, including any Avoidance Action Defense Costs (and there is no available remaining Other Administrative Cash), then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside, and, with the approval of the Bankruptcy Court, to appropriate Distributable Cash to cover any shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims could reduce the assets of the GUC Trust available for distribution.

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

Term Loan Avoidance Action.

On July 31, 2009, the Committee, on behalf of the Debtors, commenced the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders pursuant to the terms of the order approving the DIP Credit Agreement on the theory that the prepetition filing of a particular UCC-3 termination statement, or the UCC-3, had the effect of rendering such lenders’ previously perfected security interest in certain assets of the Debtors, or the UCC Collateral, unperfected on the date of the Debtors’ bankruptcy filings.

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

Beginning on November 16, 2015, numerous defendants filed motions seeking to dismiss the amended complaint or to obtain a judgment on the pleadings. The Bankruptcy Court heard oral argument with respect to the motions to dismiss and motions for judgment on the pleadings on April 18, 2016. The Bankruptcy Court denied all of the motions to dismiss in an opinion and order dated June 30, 2016. A group of defendants filed a motion for leave to appeal from the Bankruptcy Court’s opinion and order. That motion for leave to appeal was denied by the U.S. District Court for the Southern District of New York on March 24, 2017.

On November 9, 2016, the Avoidance Action Trust filed a stipulation and proposed order that was signed by counsel to the Avoidance Action Trust, counsel to the Administrative Agent and counsel to certain defendants to the Term Loan Avoidance Action, which stipulation had the effect of dismissing approximately $28.2 million in preference claims that were asserted by the Avoidance Action Trust in its amended complaint.

The Term Loan Avoidance Action is currently governed by scheduling orders entered by the Bankruptcy Court. A trial on a number of the key issues in the Term Loan Avoidance Action (the “Representative Assets Trial”) commenced on April 24, 2017, and is scheduled to conclude on June 5, 2017. No judgment has yet been rendered by the Bankruptcy Court with respect to the Representative Assets Trial.

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

The Avoidance Action Trust was established under the Plan separate from the GUC Trust. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action has been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. On June 6, 2011, the Committee commenced an adversary proceeding seeking a declaratory judgment that (i) the DIP Lenders are not entitled to any proceeds of the Term Loan Avoidance Action and have no interests in the Avoidance Action Trust, and (ii) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust. On December 2, 2011, the Bankruptcy Court entered an order in favor of the Committee, denying the DIP Lenders’ motions to dismiss and for summary judgment. On December 16, 2011, the DIP Lenders appealed this and other related rulings and decisions of the Bankruptcy Court. On July 3, 2012, the District Court for the Southern District of New York vacated the Bankruptcy Court’s judgment and remanded the case to the Bankruptcy Court, with instructions for the Bankruptcy Court judge to dismiss the Committee’s complaint without prejudice for want of subject matter jurisdiction. On July 16, 2016, the Committee and the Avoidance Action Trust filed a motion with the Bankruptcy Court seeking, among other relief, approval of a settlement between the DIP Lenders and the Committee resolving their dispute about the entitlement to proceeds of the Term Loan Avoidance Action. On August 24, 2016, the Approval Order was entered by the Bankruptcy Court. Pursuant to the Approval Order, the Bankruptcy Court has now approved a settlement of this dispute according to which, after the repayment by the Avoidance Action Trust of certain cash advances, any distributable proceeds are to be allocated and paid as follows: 70% to holders of Allowed General Unsecured Claims and 30% to the DIP Lenders. The Approval Order remains subject to a pending appeal to the U.S. District Court for the Southern District of New York. Regardless of the outcome of the appeal, beneficial interests in the Avoidance Action Trust (if any) will remain with the DIP Lenders and the holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units.

General Motors Product Recalls

In its annual report on Form 10-K filed February 3, 2016, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches, or the Ignition Switch Recall, and had recalled an additional 33.8 million vehicles to address certain electrical and other safety concerns, including approximately 12.1 million vehicles with other defects related to the ignition switch. New GM has indicated that it does not consider any of these 12.1 million vehicles to be a part of the Ignition Switch Recall.

Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed April 28, 2017, New GM also disclosed that, through April 17, 2017, 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, through April 17, 2017, 281 actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 281 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. Over time, New GM has reached various agreements with certain personal injury claimants regarding possible settlement of their claims. The MDL proceedings are ongoing.

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

On April 15, 2015, the Bankruptcy Court rendered a decision, or the Threshold Issues Decision, on the threshold issues. The Bankruptcy Court found (among other things) that the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions may seek authorization to file late claims in the bankruptcy cases of Old GM, but that any such claims as against the GUC Trust are “equitably moot” (that is, fashioning relief for the plaintiffs against the GUC Trust would be “impractical, imprudent and therefore inequitable”), and thus the assets of the GUC Trust cannot be used to satisfy such claims. This finding is called the Equitable Mootness Finding.

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

Certain plaintiffs appealed the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit.

On July 13, 2016, after briefing and oral argument, the Second Circuit reached a decision in the appeal, or the Threshold Issues Appeal Decision. In the Threshold Issues Appeal Decision, the Second Circuit held, in pertinent part, that plaintiffs in the Ignition Switch Personal Injury Actions involved in pre-closing accidents, or the Ignition Switch Pre-Closing Accident Plaintiffs, and plaintiffs in the Ignition Switch Economic Loss Actions who acquired their vehicles pre-closing were entitled to, but did not receive, direct-mail notice of the Sale because Old GM “knew or reasonably should have known about the ignition switch defect prior to bankruptcy.” The Second Circuit also noted that it could not say with fair assurance that the outcome of the Sale would have been the same had Old GM given plaintiffs adequate notice of the ignition switch defect and the Sale, and these plaintiffs voiced their objections to those provisions of the Sale Order barring their claims against New GM. Accordingly, the Second Circuit ruled that enforcing the Sale Order against the Ignition Switch Pre-Closing Accident Plaintiffs and the Ignition Switch Economic Loss Plaintiffs would violate their procedural due process rights in these circumstances, and therefore, they cannot be bound by the terms of the Sale Order. As a result, the court held that those plaintiffs are not enjoined from pursuing claims against New GM.

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

The Second Circuit remanded the case to the Bankruptcy Court for it to conduct further proceedings. Thereafter, the Second Circuit denied New GM’s petition for rehearing, and, on April 24, 2017, the Supreme Court of the United States denied New GM’s petition for a writ of certiorari.

Once jurisdiction over the case was returned to the Bankruptcy Court, that court held status conferences with the parties. On December 13, 2016, the Bankruptcy Court entered an Order to Show Cause directing the parties to address the following, the 2016 Threshold Issues: (1) whether the Ignition Switch Recall encompasses only claims stemming from NHTSA Recall No. 14v047, or whether it includes other recalls; (2) whether Other Economic Loss Actions asserting claims based solely on New GM’s independent conduct may proceed; (3) whether and how Used Car Purchasers may proceed against New GM; (4) whether plaintiffs involved in post-Closing Date accidents may bring successor liability actions against New GM; and (5) whether any plaintiffs may file late proofs of claim against the GUC Trust. Plaintiffs and New GM submitted briefs on topics one through four, presented initial argument on those topics on April 20, 2017, and are scheduled to continue presenting argument on those topics on May 17, 2017. The GUC Trust opted not to brief or present argument on those topics.

Pursuant to the Order to Show Cause issued by the Bankruptcy Court, on December 22, 2016, various plaintiffs moved the Bankruptcy Court for permission to file late claims against the GUC Trust. Specifically, Ignition Switch Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose vehicles were recalled in NHTSA Recall No. 14v047; Other Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose cars were subject to other New GM recalls; and 175 Ignition Switch Pre-Closing Accident Plaintiffs each filed a proposed proof of claim. Together, these motions are the Late Claims Motions.

The Bankruptcy Court has not set a schedule for deciding the Late Claims Motions. Per the Order to Show Cause, the motion by the Other Economic Loss Action plaintiffs has been stayed pending the resolution of the first four 2016 Threshold Issues. In an Order dated March 2, 2017, the Bankruptcy Court gave permission to the GUC Trust and New GM to serve each of the plaintiffs in the other Late Claims Motions with interrogatories designed to elicit relevant facts related to the Late Claims Motions. In addition, the Bankruptcy Court ordered the GUC Trust, New GM, and the plaintiffs in the Late Claims Motions to file briefs addressing whether the plaintiffs must satisfy the standard set forth in Pioneer Investment Services Co. v. Brunswick Associates Limited Partnership, 507 U.S. 380 (1993), to obtain authority to file late proofs of claim, and whether and as of when some or all of the proponents of the Late Claim Motions are the beneficiaries of a tolling agreement with respect to the time for filing the Late Claim Motions. The Bankruptcy Court has not yet scheduled oral argument to discuss those issues. Following briefing related to the Late Claims Motions, the GUC Trust has engaged in discussions with certain Ignition Switch Economic Loss Action plaintiffs and certain Ignition Switch Pre-Closing Accident Plaintiffs regarding a potential settlement of certain issues underlying the Late Claims Motions. Such discussions are in the preliminary stages, and it is uncertain whether such discussions will meaningfully progress.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to vacate the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. The GUC Trust and New GM defeated an effort by that claimant to obtain relief from her settlement in the Bankruptcy Court and won an affirmance after the claimant appealed to the District Court for the Southern District of New York. The claimant took a further appeal to the Second Circuit. After oral argument on April 26, 2017, the Second Circuit affirmed the lower courts’ decisions on May 3, 2017. The claimant timely petitioned the Second Circuit for rehearing and rehearing en banc. The GUC Trust currently does not know when that petition will be decided or whether, if the petition is denied, the claimant will file a petition for a writ of certiorari with the Supreme Court.

The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion is pending in the Bankruptcy Court.

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

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its fiscal year ended March 31, 2017. It is intended to be read in conjunction with the financial statements of the GUC Trust included in Item 8 below, which we refer to as the financial statements.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Purpose of Trust”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for Residual Wind-Down Claims and Costs, reserves for expected liquidation costs and the accrual for investment income from marketable securities represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “—Reserves for Expected Costs of Liquidation” it is reasonably possible that estimates for the expected costs of liquidation could change in the near term.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities at March 31, 2017 and 2016 consist of short-term investments in U.S. Treasury bills and U.S. government agency securities (at March 31, 2016 only). The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills where carrying value approximates fair value and based on pricing models, quoted market prices of securities with similar characteristics or broker quotes for U.S. government agency securities. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Such reserves are increased for expected increases in Avoidance Action Defense for which there is a reasonable basis for estimation and that are expected to exceed the recorded reserves. While not expected at this time, should the Residual Wind-Down Claims and the Residual

Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. Also, while not expected at this time, if, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2017, such remaining liquidation period extends through January 2019 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part I, Item 3 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond January 2019. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon its disposition of New GM Securities and by any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part I, Item 3 (“Legal Proceedings”), which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2017, along with net operating loss carryovers generated through March 31, 2017, could be subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. As of March 31, 2017, there are no known items which would result in a significant accrual for uncertain tax positions.

As of March 31, 2017, the GUC Trust had capital loss carryovers and net operating loss carryovers (or together, the Loss Carryovers) for which the GUC Trust had not taken a deduction in the amounts set forth below, scheduled by the year the losses were incurred. These amounts reflect the Loss Carryovers shown on the federal income tax returns filed by the GUC Trust, which have not been examined by the Internal Revenue Service, as follows:

Taxable Year Ended	Net Operating Loss Carryovers	Capital Loss Carryovers
March 31, 2012	$38,010,940	$158,137,284
March 31, 2013	32,127,804	22,634,652
March 31, 2014	14,322,084	—
March 31, 2015	1,760,845	1,673,927
March 31, 2016	15,276,154	—
March 31, 2017	27,596,235	—

Total	$129,094,062	$182,445,863

As of the quarter ended September 30, 2015, the GUC Trust had disposed of all of its capital assets. Accordingly, the GUC Trust does not expect to recognize any additional capital gains or losses going forward, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. In general, capital losses may be carried forward by corporations for five years after such losses were incurred (or the Five Year Rule) and may be carried forward indefinitely by non-corporate persons. The capital loss carryovers of $158,137,284 attributable to the year ended March 31, 2012 are no longer available for utilization by the GUC Trust under the Five Year Rule. Net operating losses generally may be carried forward for 20 years after such losses are incurred.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of March 31, 2017, there were 31,854,103 GUC Trust Units outstanding and $31.9 billion of Allowed General Unsecured Claims.

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

Statement of Changes in Net Assets in Liquidation

During the year ended March 31, 2017, net assets in liquidation decreased by approximately $123.6 million, from approximately $611.8 million to approximately $488.2 million, principally as a result of liquidating distributions of $115.4 million, as well as additions in the aggregate of $12.4 million to the reserves for expected costs of liquidation ($12.1 million) and Residual Wind-Down Claims and Costs ($0.2 million), offset in part by investment income of $4.2 million. As described in “Liquidation and Administrative Costs” below, the increase in the reserves for expected costs of liquidation of $12.1 million is primarily associated with an increase in the estimated length of the remaining liquidation period.

There was no income tax provision or benefit during the year ended March 31, 2017 as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such period. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable. See “Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” in Item 1 (“Business”) above and Note 8 (“Income Taxes”), to the financial statements.

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

In addition, the GUC Trust maintains reserves for Residual Wind-Down Claims and Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash (see “The GUC Trust Assets” in Part I, Item 1 (“Business”) above).

As described in greater detail under the heading “The GUC Trust Assets” in Part I, Item 1 (“Business”) above and “Liquidity and Capital Resources” below, unused portions of certain of the assets associated with the foregoing reserves are required to be returned to the DIP Lenders upon the winding up and dissolution of the GUC Trust. Therefore, such assets are not available to fund costs of liquidation and administration of the GUC Trust, and are also not available for distribution to the holders of Allowed General Unsecured Claims or GUC Trust Units. See “The GUC Trust Assets” in Item 1 (“Business”) above.

As of March 31, 2017, the GUC Trust had approximately $18.9 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $23.4 million in reserves as of March 31, 2016. The following table summarizes in greater detail the changes in such reserves during the year ended March 31, 2017:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2016	$16,727	$6,379	$293	$23,399
Plus additions to reserves	5,325	6,798	—	12,123
Less liquidation costs incurred:
Trust Professionals	(3,295)	(2,294)	—	(5,589)
Trust Governance	(2,848)	(1,800)	(68)	(4,716)
Other Administrative Expenses	(58)	(256)	—	(314)
Less funds returned to DIP Lenders	(6,000)	—	—	(6,000)

Balance, March 31, 2017	$9,851	$8,827	$225	$18,903

Reserves for expected costs of liquidation increased approximately $12.1 million during the year ended March 31, 2017, in order to reflect a $5.3 million increase in expected Wind-Down Costs and a $6.8 million increase in expected Reporting Costs. The increases in expected Wind-Down Costs and expected Reporting Costs during the year ended March 31, 2017, are primarily associated with increases in the estimated length of the remaining liquidation period during each of the quarters ended December 31, 2016 and September 30, 2016. In comparison, reserves were increased approximately $7.7 million during the year ended March 31,

2016, in order to reflect a $5.6 million increase in expected Wind-Down Costs and a $2.1 million increase in expected Reporting Costs. The increases in expected Wind-Down Costs and expected Reporting Costs during the year ended March 31, 2016, are primarily associated with an increase in the estimated length of the remaining liquidation period during the quarter ended September 30, 2015. In addition, expected Wind-Down Costs increased during the year ended March 31, 2016 as a result of additional expenses of GUC Trust professionals with respect to liquidation of the New GM Securities and amendment of the GUC Trust Agreement and commissions on the sale of New GM Common Stock. Expected Reporting Costs also increased during the year ended March 31, 2016 as a result of additional expenses of GUC Trust professionals with respect to liquidation of the New GM Securities and increased insurance costs.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the year ended March 31, 2017. Trust professional costs incurred during the year ended March 31, 2017 were approximately $5.6 million, as compared to $7.9 million for the year ended March 31, 2016. The decrease of $2.3 million from year to year was due to decreases in Wind-Down Costs charged to the reserves. Trust governance costs incurred during the year ended March 31, 2017, were approximately $4.7 million, as compared to $5.3 million for the year ended March 31, 2016. The decrease of $0.6 million from year to year was due to decreases in Wind-Down Costs charged to the reserves. Other administrative costs during the year ended March 31, 2017 were approximately $0.3 million as compared to $1.1 million for the year ended March 31, 2016. The decrease of $0.8 million from year to year is primarily due to commissions on the sale of New GM Common Stock during the three months ended September 30, 2015. For additional information regarding the components of each category of costs, see “The GUC Trust Assets” in Part I, Item 1 (“Business”) above.

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of March 31, 2017, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of March 31, 2017. In particular, as of March 31, 2017, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through January 2019, which date, beginning in the quarter ended December 31, 2016, is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part I, Item 3 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond January 2019.

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

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 7 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the year ended March 31, 2017:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
Total, March 31, 2016	$31,853,685	$70,000	$1,499,945	$1,569,945	$33,423,630
New Allowed General Unsecured Claims	346	—	—	—	346
Disputed General Unsecured Claims resolved or disallowed	—	(20,000)	—	(20,000)	(20,000)
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(741)	(741)	(741)

Total, March 31, 2017	$31,854,031	$50,000	$1,499,204	$1,549,204	$33,403,235

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the year ended March 31, 2017, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $346,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $346,000 arose and were allowed under the GUC Trust Agreement.

As described in Part I, Item 3 (“Legal Proceedings”), certain plaintiffs in the Economic Loss Actions or Personal Injury Actions (as defined therein) have filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional Disputed General Unsecured Claims would arise.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of March 31, 2017 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(245,750)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(21,978)

Holdings as of March 31, 2017	—	—	—	498,549

Less: Distributions payable at March 31, 2017 (2)				(9,205)
Add: Distributions payable to holders of GUC Trust Units as of March 31, 2017				7,362
Less: Amounts set aside from distribution to fund projected GUC Trust costs and Avoidance Action Defense Costs				(29,776)

Distributable Assets as of March 31, 2017 (3)				$466,930

(1)	The numbers of New GM Securities and the amount of Distributable Cash shown as distributed include sales for (a) cash distributions to governmental entities to the extent such governmental entities had requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Distributions Payable includes Distributions Payable in respect of excess distributions payable to holders of GUC Trust Units and new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended March 31, 2017, and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.
(3)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K, as amended, filed by the GUC Trust with the SEC on April 25, 2017. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims as of March 31, 2017. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of March 31, 2017, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $245.8 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2017, $9.2 million of Distributable Cash. Such amount includes $7.4 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of March 31, 2017.

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

As of March 31, 2017, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $466.9 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the headings “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Avoidance Action Defense Costs, Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of newly Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended March 31, 2017, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Avoidance Action Defense Costs, Dividend Taxes and Investment Income Taxes) was decreased by $18.4 million to $29.8 million. Such decrease was primarily related to (a) the appropriation of Distributable Cash of $9.9 million in February 2017 included in the total of such appropriations described under the heading “The GUC Trust Assets” in Part I, Item 1 (“Business”) above and (b) a decrease of $6.2 million in expected additional Avoidance Action Defense Costs. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action (the “Administrative Agent”). Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to remaining designated Residual Wind-Down Assets until such time, if any, that the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. Accordingly, at this time, the GUC Trust no longer expects to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets. Accordingly, as of March 31, 2017, the GUC Trust had set aside from distribution Distributable Cash of $29.8 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at March 31, 2017.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the Internal Revenue Service, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination and no income taxes may be assessed for the year ended March 31, 2016, and all prior years. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part I, Item 3 (“Legal Proceedings”), which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any income taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). Further, if any income taxes on any such recovery were to become payable, it is anticipated that such income taxes would be funded from the proceeds of such recovery. As a result, beginning with the quarter ended September 30, 2016 and as of March 31, 2017, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the year ended March 31, 2017:

Year Ended March 31, 2017
Outstanding or issuable at beginning of year	31,853,758
Issued during the year	298
Less: Issuable at beginning of year	—
Add: Issuable at end of year (1)	47

Outstanding or issuable at end of year (2) (3)	31,854,103

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.
(3)	The number of GUC Trust Units outstanding or issuable at end of year does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

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

During the year ended March 31, 2017, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $0.1 million from approximately $4.4 million to approximately $4.3 million. The decrease was primarily due to cash from the sale of marketable securities in excess of reinvestments of $138.7 million and interest income received on such marketable securities of $1.6 million, offset by cash distributions of $112.4 million, cash paid for liquidation and administrative costs of $11.7 million, cash paid for Residual Wind-Down Claims and Costs of $10.3 million, and cash in the Administrative Fund returned to the DIP lenders of $6.0 million.

During the year ended March 31, 2017, the funds invested by the GUC Trust in marketable securities decreased approximately $138.7 million, from approximately $661.1 million to approximately $522.4 million. The decrease was due primarily to the sale of marketable securities to fund the cash distributions and other payments described above during the period. The GUC Trust earned approximately $1.8 million in interest income on such investments during the year.

As of March 31, 2017, the GUC Trust held approximately $526.8 million in cash and cash equivalents and marketable securities. Of such amount, approximately $498.6 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash at March 31, 2017, is approximately $13.9 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, unless such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of March 31, 2017, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $9.2 million for liquidating distributions payable as of that date and (b) $29.8 million to fund projected liquidation and administrative costs and Avoidance Action Defense Costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $28.2 million in cash and cash equivalents and marketable securities at March 31, 2017, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $13.6 million (comprising approximately $11.7 million of the remaining Residual Wind-Down Assets, approximately $1.7 million of the remaining Administrative Fund and approximately $0.2 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $1.7 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $14.6 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

Motors Liquidation Company GUC Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Trust Administrator, Trust Monitor,

and Trust Beneficiaries

Motors Liquidation Company GUC Trust

We have audited the accompanying statements of net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2017 and 2016 and the related statements of changes in net assets in liquidation and cash flows for the years ended March 31, 2017, 2016 and 2015. These financial statements are the responsibility of the Trust Administrator of the Motors Liquidation Company GUC Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2017 and 2016 and the related statements of changes in net assets in liquidation and cash flows for the years ended March 31, 2017, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Clinton Township, Michigan

May 25, 2017

Motors Liquidation Company GUC Trust

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

March 31, 2017 and 2016

(Dollars in thousands)

	March 31, 2017	March 31, 2016
ASSETS
Cash and Cash Equivalents (Note 4)	$4,320	$4,410
Marketable Securities (Note 4)	522,452	661,123
Other Assets and Deposits	3,948	1,654

TOTAL ASSETS	530,720	667,187

LIABILITIES
Accounts Payable and Other Liabilities	13,433	5,845
Liquidating Distributions Payable (Note 5)	9,205	6,213
Reserves for Expected Costs of Liquidation (Note 7)	18,903	23,399
Reserves for Residual Wind-Down Claims and Costs (Note 7)	966	19,957

TOTAL LIABILITIES	42,507	55,414

NET ASSETS IN LIQUIDATION (Note 4)	$488,213	$611,773

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

Years Ended March 31, 2017, 2016 and 2015

(Dollars in thousands)

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Net Assets in Liquidation, beginning of year	$611,773	$944,736	$1,064,494
Increase (decrease) in net assets in liquidation:
Net additions to reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 7)	(12,360)	(7,711)	(9,375)
Liquidating distributions (Note 5)	(115,374)	(128,747)	(209,929)
Net change in fair value of holdings of New GM Securities	(—)	(175,229)	56,241
Dividends and interest income (net reversal) (Note 3)	4,174	(21,319)	43,305
Other income	—	43	—

Net decrease in net assets in liquidation	(123,560)	(332,963)	(119,758)

Net Assets in Liquidation, end of year	$488,213	$611,773	$944,736

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

Years Ended March 31, 2017, 2016 and 2015

(Dollars in thousands)

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$1,645	$4,722	$16,113
Cash paid for professional fees, governance costs and other administrative costs	(11,683)	(13,223)	(12,732)
Cash paid for Residual Wind-Down Claims and Costs	(10,339)	(6,210)	(2,664)
Cash paid for distributions	(112,382)	(130,045)	(3,564)
Cash receipts for refunds, including amounts due others	—	158	379

Net cash flows used in operating activities	(132,759)	(144,598)	(2,468)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(5,624,032)	(1,984,516)	(83,754)
Cash from maturities and sales of marketable securities	5,762,701	1,354,339	97,194

Net cash flows from (used in) investing activities	138,669	(630,177)	13,440
Cash flows from financing activities
Cash from sale and liquidation of New GM Securities	—	741,702	11,579
Cash in Administrative Fund returned to DIP Lenders	(6,000)	—	—

Net cash flows (used in) from financing activities	(6,000)	741,702	11,579

Net (decrease) increase in cash and cash equivalents	(90)	(33,073)	22,551
Cash and cash equivalents, beginning of year	4,410	37,483	14,932

Cash and cash equivalents, end of year	$4,320	$4,410	$37,483

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

March 31, 2017

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

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. Prior to the liquidation in July and August 2015 of all New GM Securities (as defined below) then held by the GUC Trust (pursuant to the Liquidation Order (as defined below)), the Plan (as qualified by the Liquidation Order) generally provided for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”) and any associated Dividend Cash (as defined below) and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. Since such liquidation of the New GM Securities, distributions to holders of Allowed General Unsecured Claims consist entirely of cash distributions in lieu of New GM Securities. In addition, prior to the qualification by the Liquidation Order and the resulting subsequent liquidation of New GM Securities, the Plan provided that each holder of an Allowed General Unsecured Claim would obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock (and associated Dividend Cash) and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants were not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2), Term Loan Avoidance Action Claims (as defined in Note 2) or liquidation for the payment of the expenses and liabilities of the GUC Trust), and certain cash, if any, remaining at the dissolution of the GUC Trust. Since the liquidation of all New GM Securities previously held by the GUC Trust described above, the holders of GUC Trust Units have a contingent right to receive additional cash, in lieu of New GM Securities, if any, remaining at the dissolution of the GUC Trust.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator was given the authority to file objections to such Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of March 31, 2017, there were no remaining Disputed General Unsecured Claims. During the year ended March 31, 2017, the legal remedies of the claimant holding the then last remaining Disputed General Unsecured Claim, which claim was asserted at $20.0 million, were effectively exhausted and the claim was expunged. As of March 31, 2017, there remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See Note 4 under the heading “—Allowed and Disputed Claims” below.

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

As described in Part I, Item 3 (“Legal Proceedings”), the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016 (the “Approval Order’). The Approval Order is in effect, but is the subject of an appeal pending before the U.S. District Court for the Southern District of New York. Regardless of the outcome of the pending appeal, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution by New GM of 150 million shares of New GM Common Stock, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share, that expired on July 10, 2016 (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share, expiring July 10, 2019 (“New GM Series B Warrants”). Record ownership of the New GM Securities was held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time record ownership was transferred to the GUC Trust.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of March 31, 2017, the remaining Administrative Fund aggregated $1.7 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. In November 2016, the GUC Trust Administrator returned $6.0 million of the remaining Administrative Fund to the DIP Lenders. Such return was associated with a potential tax liability that the GUC Trust Administrator, in consultation with its Trust Professionals, had determined would not be incurred and, therefore, would not be expended by the GUC Trust.

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

The GUC Trust Agreement provides that, to the extent the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside Distributable Cash from distribution for these purposes. The GUC Trust Administrator may then appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. Distributable Cash that is set aside and/or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and any appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. The setting aside (or appropriation) of Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside (or appropriating) Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records reserves in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserves reflected in the Statement of Net Assets in Liquidation and the amount of any Distributable Cash that is set aside (or appropriated) for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserves for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the accompanying Statement of Net Assets in Liquidation, see Note 7.

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, and again in February 2017, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $22.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2017. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2017, Other Administrative Cash aggregated $14.6 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of March 31, 2017, Distributable Cash of $29.8 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2017. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended March 31, 2017, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination by the Internal Revenue Service and no income taxes may be assessed for the year ended March 31, 2016, and all prior years. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the Internal Revenue Service in subsequent years if those losses, if any, are utilized. Such utilization is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part I, Item 3 (“Legal Proceedings”), which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). See Note 8 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 7 (“Management’s Discussion and Analysis”) above for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the Internal Revenue Service and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

For additional information, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). While not expected, should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. Also, while not expected at this time, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

As of March 31, 2017, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $29.4 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to remaining designated Residual Wind-Down Assets until such time, if any, that the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. Accordingly, at this time, the GUC Trust no longer expects to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets. As a result of the decrease in expected Avoidance Action Defense Costs, the reserves for Residual Wind-Down Claims and Costs were decreased by the GUC Trust by approximately $6.2 million during the quarter ended March 31, 2017. Such decrease largely reversed an increase of $6.5 million to the reserves for Residual Wind-Down Claims and Costs during the quarter ended December 31, 2016 for then expected Avoidance Action Defense Costs in excess of the then recorded reserves.

As of March 31, 2017, Residual Wind-Down Assets aggregating $11.9 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities ($11.7 million) and deposits and other assets ($0.2 million) in the accompanying Statement of Net Assets in Liquidation as of March 31, 2017. There were approximately $11.9 million in expected Residual Wind-Down Claims and Costs against such assets as of March 31, 2017, including new Residual Wind-Down Claims that are expected to arise for expected Avoidance Action Defense Costs up to the remaining designated Residual Wind-Down Assets. A corresponding amount in the aggregate is recorded in the reserves for Residual Wind-Down Claims and Costs and accounts payable and accrued liabilities in the accompanying Statement of Net Assets in Liquidation as of March 31, 2017.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of March 31, 2017, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.2 million and are recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of March 31, 2017.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities at March 31, 2017 and 2016 consist of short-term investments in U.S. Treasury bills and U.S. government agency securities (at March 31, 2016 only). The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills where carrying value approximates fair value and based on pricing models, quoted market prices of securities with similar characteristics or broker quotes for U.S. government agency securities. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

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

Reserves for Residual Wind-Down Claims and Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Such reserves are increased for expected increases in Avoidance Action Defense for which there is a reasonable basis for estimation and that are expected to exceed the recorded reserves. While not expected, should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. Also while not expected at this time, if, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2017, such remaining liquidation period extends through January 2019 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part I, Item 3 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond January 2019. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon its disposition of New GM Securities and by any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part I, Item 3 (“Legal Proceedings”), which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years from the new tax position, which aggregate $24.3 million (after expiration on March 31, 2017 of the capital loss carryover of $158.1 million attributable to the year ended March 31, 2012), along with net operating loss carryovers generated through March 31, 2017 aggregating $129.1 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. As of March 31, 2017, there are no known items which would result in a significant accrual for uncertain tax positions.

Use of Estimates

The preparation of financial statements on the liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include estimated investment income expected to be received, expected liquidation costs, Residual Wind-Down Claims and Costs, and fair value of marketable securities. Actual results could differ from those estimates.

Recent Accounting Standards

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The GUC Trust considers the applicability and impact of all ASU’s. ASU’s not noted herein were assessed and determined to be not applicable.

Reclassification

A reclassification of certain balances in the statement of net assets in liquidation at March 31, 2016 has been made to conform to their presentation at March 31, 2017. The balance in the Reserve for Residual Wind-Down Costs was reclassified from Reserves for Expected Costs of Liquidation to Reserves for Residual Wind-Down Claims and Costs. Such reclassification has also been reflected in Note 7 for all periods presented.

4. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation, expected Avoidance Action Defense Costs and potential income tax liabilities of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and any appropriated Distributable Cash. As of March 31, 2017, GUC Trust Distributable Assets aggregated approximately $466.9 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Cash and Cash Equivalents and Marketable Securities

As of March 31, 2017 and 2016, cash and cash equivalents and marketable securities aggregated $526.8 million and $665.5 million and are comprised of the following:

(in thousands)
	2017	2016
Distributable Cash (including associated Dividend Cash)	$498,549	$620,866
Residual Wind-Down Assets	11,713	22,003
Other Administrative Cash	14,541	13,533
Administrative Fund	1,743	8,226
Funds for Indenture Trustee/Fiscal Paying Agent Costs	226	311
Other	—	594

Total	$526,772	$665,533

As described in Note 5, as of March 31, 2017, the GUC Trust had accrued liquidating distributions payable aggregating $9.2 million. Such amount includes $7.4 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of March 31, 2017. In addition, as of March 31, 2017, the amount of Distributable Cash reflected in the table above includes $29.8 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2017 and additional Residual Wind-Down Claims that are expected to arise for additional Avoidance Action Defense Costs. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution at March 31, 2017 was $39.0 million.

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

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of March 31, 2017 and 2016, the GUC Trust has accrued approximately $3.4 million and $1.0 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual as of March 31, 2017 is estimated principally based on forecasted cash outflows and expected returns based on recent increases in returns in yields on Treasury bills in which the marketable securities are invested. As of March 31, 2016, such accrual is estimated principally using actual returns for the trailing number of quarters that approximates the remaining period of forecasted cash outflows.

Potential Distributable Capital and Net Operating Loss Carryovers

As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the GUC Trust’s unused capital and net operating loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules) upon the termination of the GUC Trust. Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

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

The following table presents the changes during the years ended March 31, 2017, 2016 and 2015 in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Outstanding or issuable at beginning of year	31,853,758	31,853,702	31,853,702
Issued during the year	298	56	10,326
Less: Issuable at beginning of year	—	—	(10,326)
Add: Issuable at end of year (1)	47	—	—

Outstanding or issuable at end of year (2) (3)	31,854,103	31,853,758	31,853,702

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.
(3)	The number of GUC Trust Units outstanding or issuable at end of year does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at March 31, 2017 reflect a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded in the amount of Distributable Cash that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of activity with respect to the Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the years ended March 31, 2017 and 2016:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630
New Allowed General Unsecured Claims	55	—	—	—	55
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(55)	(55)	(55)

Total, March 31, 2016	31,853,685	70,000	1,499,945	1,569,945	33,423,630
New Allowed General Unsecured Claims	346	—	—	—	346
Disputed General Unsecured Claims resolved or disallowed	—	(20,000)	—	(20,000)	(20,000)
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(741)	(741)	(741)

Total, March 31, 2017	$31,854,031	$50,000	$1,499,204	$1,549,204	$33,403,235

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the years ended March 31, 2017 and 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $346,000 and $55,000, respectively. As a result, corresponding Term Loan Avoidance Action Claims arose and were allowed under the GUC Trust Agreement.

5. Liquidating Distributions

Liquidating distributions in the years ended March 31, 2017, 2016 and 2015 consisted of the following:

(in thousands)	2017	2016	2015
Distributions during the year	$112,382	$130,248	$244,326
Less: Liquidating distributions payable at beginning of year	(6,213)	(7,714)	(42,111)
Add: Liquidating distributions payable at end of year	9,205	6,213	7,714

Total	$115,374	$128,747	$209,929

The distributions during the year ended March 31, 2017 consisted of distributions to (a) holders of GUC Trust Units for excess distributions payable, (b) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements and (c) holders of certain Term Loan Avoidance Action Claims. The distributions to holders of GUC Trust Units during the year ended March 31, 2017 resulted primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of potential Taxes on Distribution following the expiration of the 60-day statutory notification period set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax return for the year ended March 31, 2016 described in Note 8.

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

The GUC Trust was obligated as of March 31, 2017 to distribute Distributable Cash of $9.2 million to the following: (1) holders of GUC Trust Units for excess distributions payable, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled and (3) holders of certain Term Loan Avoidance Action Claims as described in Note 3.

6. Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The Trust’s Cash Equivalents, Marketable Securities, and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at March 31, 2017 and 2016.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and 2016, and the valuation techniques used by the GUC Trust to determine those fair values.

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,109	$—	$—	$2,109
Marketable Securities:
U.S. Treasury bills	—	522,452	—	522,452

Total Assets	$2,109	$522,452	$—	$524,561

Liabilities:
Liquidating distributions payable	$9,205	$—	$—	$9,205

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,835	$—	$—	$1,835
Marketable Securities:
U.S. Treasury bills	—	655,121	—	655,121
U.S. government agency securities	—	6,002	—	6,002

Total Assets	$1,835	$661,123	$—	$662,958

Liabilities:
Liquidating distributions payable	$6,213	$—	$—	$6,213

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Marketable securities at March 31, 2017 and 2016 consist of U.S. Treasury bills and U.S. government agency securities (at March 31, 2016 only). Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value. The fair value of U.S. government agency securities is based on pricing models, quoted prices of securities with similar characteristics, or broker quotes.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the years ended March 31, 2017 and 2016.

7. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the years ended March 31, 2017, 2016 and 2015:

(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2014	$22,529	$12,235	$464	$35,228
Plus additions to reserves	8,962	413	—	9,375
Less liquidation costs incurred:
Trust Professionals	(6,834)	(1,870)	—	(8,704)
Trust Governance	(3,537)	(1,801)	(100)	(5,438)
Other Administrative Expenses	(31)	(375)	—	(406)

Balance, March 31, 2015	21,089	8,602	364	30,055
Plus additions to reserves	5,592	2,119	—	7,711
Less liquidation costs incurred:
Trust Professionals	(5,625)	(2,291)	—	(7,916)
Trust Governance	(3,438)	(1,800)	(71)	(5,309)
Other Administrative Expenses	(891)	(251)	—	(1,142)

Balance, March 31, 2016	16,727	6,379	293	23,399
Plus additions to reserves	5,325	6,798	—	12,123
Less liquidation costs incurred:
Trust Professionals	(3,295)	(2,294)	—	(5,589)
Trust Governance	(2,848)	(1,800)	(68)	(4,716)
Other Administrative Expenses	(58)	(256)	—	(314)
Less funds returned to DIP Lenders	(6,000)	—	—	(6,000)

Balance, March 31, 2017	$9,851	$8,827	$225	$18,903

During the year ended March 31, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $5.3 million and $6.8 million, respectively. During the year ended March 31, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $5.6 million and $2.1 million, respectively. During the year ended March 31, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $9.0 million and $0.4 million, respectively. Such revisions in the estimates were recorded as additions to the reserves for expected costs of liquidation in such years. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2017, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through January 2019, which has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part I, Item 3 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond January 2019. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period will change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the years ended March 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Balance, beginning of year	$19,957	$26,629	$29,956
Plus net addition to reserves	237	—	—
Plus reclassification of accrued liability	417	—	—
Less claims allowed during the period	(19,641)	(6,661)	(3,292)
Less costs incurred by trust professionals	(4)	(11)	(35)

Balance, end of year	$966	$19,957	$26,629

During the year ended March 31, 2017, estimates of expected Residual Wind-Down Claims increased by a net amount of $0.2 million. Such increase was charged as an addition to the reserves for Residual Wind-Down Claims and Costs. As described in Note 2, in April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to remaining designated Residual Wind-Down Assets until such time, if any, that the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. Accordingly, at this time, the GUC Trust no longer expects to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets. As a result of the decrease in expected Avoidance Action Defense Costs, the reserves for Residual Wind-Down Claims and Costs were decreased by the GUC Trust by approximately $6.2 million during the quarter ended March 31, 2017. Such decrease largely reversed an increase of $6.5 million to the reserves for Residual Wind-Down Claims and Costs during the quarter ended December 31, 2016 for then expected Avoidance Action Defense Costs in excess of the then recorded reserves.

8. Income Taxes

There was no current tax benefit or provision for the years ended March 31, 2017, 2016 and 2015 due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision for the years ended March 31, 2017, 2016 and 2015 as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods.

Deferred taxes in the accompanying Statement of Net Assets in Liquidation at March 31, 2017 and 2016 are comprised of the following components:

(in thousands)	2017	2016
Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$7,868	$9,421
Net operating and capital loss carryovers	60,747	112,442

Gross deferred tax assets	68,615	121,863
Less: Valuation allowance	(67,286)	(121,486)

Deferred tax asset, net of valuation allowance	1,329	377
Deferred tax liabilities:
Accrued investment income	(1,329)	(377)

Gross deferred tax liabilities	(1,329)	(377)

Net deferred taxes	$—	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013, and thereafter, with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016, and prior years, have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016, and prior years, are no longer subject to examination by the Internal Revenue Service and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any taxes due on any recoveries by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part I, Item 3 (“Legal Proceedings”), which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC).

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $24.3 million (after expiration on March 31, 2017 of capital loss carryovers of $158.1 million attributable to the year ended March 31, 2012), along with net operating loss carryovers generated through March 31, 2017, aggregating $129.1 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers in the future, except with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part I, Item 3 (“Legal Proceedings”), which is not estimable at this time. The remaining capital loss carryovers of $24.3 million begin to expire on March 31, 2018 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $60.7 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 7 (“Management’s Discussion and Analysis”), the GUC Trust’s loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $67.3 million and $121.5 million was established as of March 31, 2017 and 2016, respectively, because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. The valuation allowance decreased by $54.2 million and increased by $85.5 million during the years ended March 31, 2017 and 2016, respectively.

9. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the years ended March 31, 2017, 2016 and 2015.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the years ended March 31, 2017, 2016 and 2015, the total amount of such fees and commissions was approximately $299,000, $235,000, and $35,000, respectively.

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

The GUC Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, as amended). During the fiscal period covered by this report, the management of the GUC Trust, with the participation of a Vice President of the GUC Trust Administrator, conducted an evaluation of the effectiveness of its internal control over financial reporting, based on the framework in “Internal Control– Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the GUC Trust’s management has concluded that, as of March 31, 2017, the GUC Trust’s internal control over financial reporting was effective. This annual report does not include an auditor’s attestation report regarding internal control over financial reporting, because the GUC Trust is a non-accelerated filer and is therefore not subject to such auditor attestation requirements under applicable rules of the Securities and Exchange Commission.

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing evaluation, during the fiscal year ended March 31, 2017, no other change occurred that materially affected, or is reasonably likely to materially affect, the GUC Trust’s internal control over financial reporting.

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

Pursuant to the No Action Letter, in response to Item 401 of Regulation S-K, this Form 10-K includes disclosure relating to certain individuals who are employed by the GUC Trust Administrator and GUC Trust Monitor, respectively, in a leadership capacity with respect to the administration by the GUC Trust Administrator and the monitorship by the GUC Trust Monitor, respectively, with regard to the GUC Trust:

•	Beth A. Andrews, 58, is a vice-president in the Capital Markets Division of Wilmington Trust Company. At Wilmington Trust Company, she has management and account responsibilities in restructuring and default products. Beth Andrews has worked in the financial services industry for over 30 years. She has experience in corporate trust, custody, broker/dealer services and securities lending. She has participated in Chapter 11 restructurings, creditor committees, liquidations, and disbursements.

•	Conor P. Tully, 45, is a senior managing director in the Corporate Finance/Restructuring practice of FTI Consulting, Inc. Mr. Tully has more than 22 years of experience in providing clients with strategic planning, merger and acquisition advisory and business advisory services in both distressed and healthy company situations. For the past 19 years, Mr. Tully has specialized in providing restructuring services to companies, financial institutions and creditors in the troubled company environment, including both formal Chapter 11 proceedings and out-of-court workout situations. Mr. Tully’s industry experience includes the automotive, financial services, consumer products, telecom, metals, energy and manufacturing industries. Prior to joining FTI Consulting, Inc. in October, 2004, Mr. Tully was a director in the restructuring practice of Ernst & Young Corporate Finance LLC. Mr. Tully holds a B.A. in accountancy from Manhattan College. He is a certified public accountant, a certified insolvency and restructuring advisor, a certified turnaround professional, and is accredited in business valuation. Mr. Tully is also a member of the American Bankruptcy Institute, the American Institute of Certified Public Accountants, the Association of Insolvency and Restructuring Advisors, and the Turnaround Management Association.

Item 11.	Executive Compensation.

Under the GUC Trust Agreement, the GUC Trust Administrator is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund in accordance with the Budget prior to the final distribution date. The GUC Trust Administrator is entitled, without the need for approval of the Bankruptcy Court, to reimburse itself from the Administrative Fund on a monthly basis for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement and the Budget. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Administrator with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, the GUC Trust Administrator will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2017, the GUC Trust Administrator received compensation of approximately $3.0 million under the GUC Trust Agreement and expense reimbursements of approximately $12,000.

Under the GUC Trust Agreement, the GUC Trust Monitor is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund, in accordance with the Budget. The GUC Trust Monitor is entitled, without the need for approval of the Bankruptcy Court, to direct the GUC Trust Administrator to reimburse the GUC Trust Monitor from the Administrative Fund on a monthly basis, for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement, consistent with the Budget prepared pursuant to Section 6.4 of the GUC Trust Agreement. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Monitor with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, it will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2017, the GUC Trust Monitor received compensation of approximately $1.4 million under the GUC Trust Agreement and expense reimbursements of approximately $1,000.

As noted above, the GUC Trust has no officers, directors or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2017.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the fiscal year ended March 31, 2017, the total amount of such fees and commissions was approximately $299,000.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Plante & Moran, PLLC, the GUC Trust’s independent auditors, in each of the years ended March 31, 2017 and 2016, in each of the following categories, including related expenses, are as follows:

	Year Ended March 31,
	2017	2016
Audit Fees (1)	$227,683	$216,309
Audit-Related Fees	—	—
Tax Fees (2)	4,283	6,375
All Other Fees	—	—

Total	$231,966	$222,684

(1)	Consists of fees for the audit of the GUC Trust’s annual financial statements, review of the GUC Trust’s Form 10-K, review of quarterly financial statements included in the GUC Trust’s Forms 10-Q, and review of Form 8-K filings.
(2)	Includes fees for preparation of the GUC Trust’s federal income tax return for the fiscal years ended March 31, 2016 and 2015, preparation of amended MLC state income tax returns, and assistance with other MLC tax compliance matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2017 and 2016, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2017, 2016, and 2015, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2017, 2016, and 2015 and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 25, 2017

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ Beth A. Andrews
Name:	Beth A. Andrews
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2017 and 2016, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2017, 2016 and 2015, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2017, 2016 and 2015, and (iv) Notes to Financial Statements.