Form 10-Q
period 2017-06-30
Motors Liquidation Co
filed 2017-08-14
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2017	March 31, 2017
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$3,316	$4,320
Marketable Securities (Note 3)	509,840	522,452
Other Assets and Deposits	4,969	3,948

TOTAL ASSETS	518,125	530,720
LIABILITIES
Accounts Payable and Other Liabilities	2,456	13,433
Liquidating Distributions Payable (Note 4)	10,011	9,205
Reserves for Expected Costs of Liquidation (Note 6)	19,145	18,903
Reserves for Residual Wind-Down Claims and Costs (Note 6)	160	966

TOTAL LIABILITIES	31,772	42,507

NET ASSETS IN LIQUIDATION (Note 3)	$486,353	$488,213

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2017	2016
Net Assets in Liquidation, beginning of period	$488,213	$611,773
Increase (decrease) in net assets in liquidation:
Net (additions to) reductions in reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 6)	(3,046)	272
Liquidating distributions (Note 4)	(806)	(913)
Interest and dividend income (Note 3)	1,992	244

Net decrease in net assets in liquidation	(1,860)	(397)

Net Assets in Liquidation, end of period	$486,353	$611,376

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$946	$457
Cash paid for professional fees, governance costs and other administrative costs	(3,210)	(3,304)
Cash paid for Residual Wind-Down Claims and Costs	(11,544)	(2,556)
Cash receipts for refunds	193	—
Cash paid for distributions	(—)	(98)

Net cash flows used in operating activities	(13,615)	(5,501)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(1,176,908)	(1,495,833)
Cash from maturities and sales of marketable securities	1,189,519	1,502,643

Net cash flows from investing activities	12,611	6,810

Net (decrease) increase in cash and cash equivalents	(1,004)	1,309
Cash and cash equivalents, beginning of period	4,320	4,410

Cash and cash equivalents, end of period	$3,316	$5,719

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

June 30, 2017

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

As described above, the beneficiaries of the GUC Trust are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2017, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended June 30, 2017 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2017 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 25, 2017.

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

A reclassification of prior period balances in Note 6 was made to conform to their presentation at June 30, 2017 and March 31, 2017. The balance in the Reserve for Residual Wind-Down Costs was reclassified from Reserves for Expected Costs of Liquidation to Reserves for Residual Wind-Down Claims and Costs.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had

the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of June 30, 2017, there were no remaining Disputed General Unsecured Claims. There remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” below.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of June 30, 2017, the remaining Administrative Fund aggregated $1.8 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the aforementioned liquidation of all New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, and again in February 2017, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $22.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2017. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of June 30, 2017, Other Administrative Cash aggregated $12.3 million (consisting of cash and cash equivalents and marketable securities). To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of June 30, 2017, Distributable Cash of $30.1 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2017. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and on investment income earned on Distributable Cash (such taxes, “Investment Income Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution Distributable Cash in amounts that would be sufficient to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. Any Distributable Cash that is set aside for Dividend Taxes and Investment Income Taxes is included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation.” The GUC Trust Administrator may appropriate such set aside Distributable Cash to fund any such Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Any Distributable Cash that is appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the appropriation of Distributable Cash (including Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities until expended to pay any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While any set-aside or appropriated Distributable Cash (including Dividend Cash) is not available for distribution, there is no corresponding liability or reserve related to any such set-aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

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

During the quarter ended June 30, 2017, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination by the Internal Revenue Service and no income taxes may be assessed for the year ended March 31, 2016, and all prior years. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the Internal Revenue Service in subsequent years if those losses, if any, are utilized. Such utilization is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the Internal Revenue Service and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

For additional information regarding set aside Distributable Cash, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC

Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). To the extent that the Residual Wind-Down Claims and the Residual Wind-Down Costs are less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. Also, while not expected at this time, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

As of June 30, 2017, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. Accordingly, at this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets.

As of June 30, 2017, Residual Wind-Down Assets aggregating $0.3 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2017. There was approximately $0.2 million in expected Residual Wind-Down Claims and Costs against such assets as of June 30, 2017, which are recorded in accounts payable and accrued liabilities in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2017.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2017, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.2 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2017.

3.    Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation and potential tax liabilities of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed

Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and any appropriated Distributable Cash. GUC Trust Distributable Assets aggregated approximately $466.2 million at June 30, 2017. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of June 30, 2017, cash and cash equivalents and marketable securities aggregated $513.2 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$498,548
Residual Wind-Down Assets	320
Other Administrative Cash	12,341
Administrative Fund	1,735
Funds for Indenture Trustee / Fiscal Paying Agent Costs	212

Total	$513,156

As described in Note 4, as of June 30, 2017, the GUC Trust had accrued liquidating distributions payable aggregating $10.0 million. Such amount includes $7.8 million that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of June 30, 2017. In addition, as described in Note 2, as of June 30, 2017, the amount of Distributable Cash reflected in the table above includes $30.1 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2017. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution at June 30, 2017 was $40.1 million.

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

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of June 30, 2017 and March 31, 2017, the GUC Trust has accrued approximately $4.5 million and $3.4 million, respectively, of investment income on cash equivalents and marketable securities expected to be earned over the remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on Treasury bills in which the marketable securities are invested.

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

The following table presents the changes during the three months ended June 30, 2017, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at March 31, 2017	31,854,103
Issued during the period	47
Less: Issuable at beginning of period	(47)
Add: Issuable at end of period (1)	1,350

Outstanding or issuable at June 30, 2017 (2)	31,855,453

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.
(3)	The number of GUC Trust Units outstanding or issuable at end of the quarter does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at June 30, 2017 reflect a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims and potential Term Loan Avoidance Claims are resolved as Allowed General Unsecured Claims.

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended June 30, 2017:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2017	$31,854,031	$50,000	$1,499,204	$1,549,204	$33,403,235
New Allowed General Unsecured Claims	1,350	—	—	—	1,350
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(3,972)	(3,972)	(3,972)

Total, June 30, 2017	$31,855,381	$50,000	$1,495,232	$1,545,232	$33,400,613

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended June 30, 2017, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $1.4 million. As a result, corresponding Term Loan Avoidance Action Claims of approximately $1.4 million arose and were allowed under the GUC Trust Agreement.

As described in Part II, Item 1 (“Legal Proceedings”), certain plaintiffs in litigation associated with General Motors product recalls have filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional Disputed General Unsecured Claims would arise.

4.    Liquidating Distributions

Liquidating distributions in the three months ended June 30, 2017 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended June 30, 2017	$—
Less: Liquidating distributions payable at March 31, 2017	(9,205)
Add: Liquidating distributions payable at June 30, 2017	10,011

Total	$806

The GUC Trust was obligated at June 30, 2017 to distribute Distributable Cash of $10.0 million to the following: (1) holders of GUC Trust Units for excess distributions payable, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled and (3) holders of certain Term Loan Avoidance Action Claims as described in Note 3.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at June 30, 2017 and March 31, 2017.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and March 31, 2017, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$1,074	$—	$—	$1,074
Marketable Securities:
U.S. Treasury bills	—	509,840	—	509,840

Total Assets	$1,074	$509,840	$—	$510,914

Liabilities:
Liquidating distributions payable	$10,011	$—	$—	$10,011

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,109	$—	$—	$2,109
Marketable Securities:
U.S. Treasury bills	—	522,452	—	522,452

Total Assets	$2,109	$522,452	$—	$524,561

Liabilities:
Liquidating distributions payable	$9,205	$—	$—	$9,205

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three months ended June 30, 2017 and the year ended March 31, 2017.

6.    Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2017	$9,851	$8,827	$225	$18,903
Plus additions to reserves	3,011	26	—	3,037
Less liquidation costs incurred:
Trust professionals	(823)	(742)	—	(1,565)
Trust governance	(708)	(450)	(16)	(1,174)
Other administrative expenses	(14)	(42)	—	(56)

Balance, June 30, 2017	$11,317	$7,619	$209	$19,145

	Three months ended June 30, 2016
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2016	$16,727	$6,379	$293	$23,399
Plus additions to (reductions in) reserves	(310)	38	—	(272)
Less liquidation costs incurred:
Trust professionals	(616)	(518)	—	(1,134)
Trust governance	(756)	(450)	(17)	(1,223)
Other administrative expenses	(18)	(81)	—	(99)

Balance, June 30, 2016	$15,027	$5,368	$276	$20,671

During the three months ended June 30, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $3.0 million and $26,000, respectively. During the three months ended June 30, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs decreased by $0.3 million and increased by $38,000, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2017.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2017, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through January 2019, which has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond January 2019. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period will change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the three months ended June 30, 2017 and 2016:

(in thousands)	2017	2016
Balance, beginning of period	$966	$19,957
Plus addition to reserves	9	—
Less claims allowed during the period	(815)	(2,437)
Less costs incurred by trust professionals	(—)	(1)

Balance, end of period	$160	$17,519

As described in Note 2, in April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. Accordingly, at this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets.

7.    Income Taxes

There was no current tax benefit or provision for the three months ended June 30, 2017 and 2016, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at June 30, 2017 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$7,645
Net operating and capital loss carryovers	61,836

Gross deferred tax assets	69,481
Less: Valuation allowance	(67,704)

Deferred tax asset, net of valuation allowance	1,777
Deferred tax liabilities:
Accrued investment income	(1,777)

Gross deferred tax liabilities	(1,777)

Net deferred taxes	$—

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

On June 14, 2017, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2017 with the Internal Revenue Service, and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2017 has been selected for examination.

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $24.3 million (after expiration on March 31, 2017 of capital loss carryovers of $158.1 million attributable to the year ended March 31, 2012), along with net operating loss carryovers generated through June 30, 2017, aggregating $131.8 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers in the future, except with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. The remaining capital loss carryovers begin to expire on March 31, 2018 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $61.8 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below, such loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $67.7 million was established as of June 30, 2017 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was increased by $0.4 million from the full valuation allowance against net deferred tax assets established as of March 31, 2017.

8.    Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three months ended June 30, 2017 and 2016.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three months ended June 30, 2017 and 2016, the total amount of such fees and commissions was approximately $65,000 and $82,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2017. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 25, 2017. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of June 30, 2017, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of June 30, 2017, the remaining Administrative Fund aggregated $1.8 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities were set aside) in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including any U.S. federal income taxes on dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust, which are referred to as Dividend Taxes, and any U.S. federal income taxes incurred on investment income earned on Distributable Cash, which are referred to as Investment Income Taxes, (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates — Reserves for Expected Costs of Liquidation” and “—Income Taxes” below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including projected Dividend Taxes and Investment Income Taxes) and potential Taxes on Distribution.

The GUC Trust Administrator may appropriate Distributable Cash (previously, New GM Securities were sold) that has been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including any Dividend Taxes and Investment Income Taxes) and Reporting Costs of the GUC Trust, and (with the required approval of only the GUC Trust Monitor) any current and projected Taxes on Distribution of the GUC Trust. The cash and cash equivalents and marketable securities associated with appropriated Distributable Cash (and, previously, sold set aside New GM Securities) are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash and cash equivalents or marketable securities constituting Other Administrative Cash that remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015 and again in February 2017, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $22.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2017. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of June 30 2017, approximately $12.3 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of June 30, 2017.

Residual Wind-Down Claims and Costs

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator was required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down

Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of June 30, 2017, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. Accordingly, at this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims (including Avoidance Action Defense Costs) and to fund the Residual Wind-Down Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. While not expected at this time, if, collectively, the actual amounts of Residual Wind-Down Claims allowed (including Avoidance Action Defense Costs in excess of the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date) and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash available for distribution to holders of GUC Trust Units.

As of June 30, 2017, Residual Wind-Down Assets aggregating $0.3 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2017. There were approximately $0.2 million in expected Residual Wind-Down Claims and Costs against such assets as of June 30, 2017, which are recorded in accounts payable and accrued liabilities in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2017.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2017, funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $0.2 million were held by the GUC Trust and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2017. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2017. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2017.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on capital gains realized upon (a) the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units, (b) by sale of New GM Securities or (c) any recoveries by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New

GM Securities, it has been determined that such deferred tax assets are not realizable at this time. See “Critical Accounting Policies and Estimates —Income Taxes” below. As a result of cumulative capital and net operating losses utilizing the new tax position described below, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future, except potentially with respect to any taxes due on any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013, and thereafter, with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016, and prior years, have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016, and prior years, are no longer subject to examination by the Internal Revenue Service and no income taxes can be assessed for such years. On June 14, 2017, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2017 with the Internal Revenue Service, and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2017 has been selected for examination. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any taxes due on any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC).

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

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) During the quarter ended June 30, 2017, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $1.4 million. As a result, corresponding Term Loan Avoidance Action Claims of approximately $1.4 million arose and were allowed by the GUC Trust pursuant to the Plan. Unless and until further Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust or the DIP Lenders to seek disgorgement in accordance with the terms of the Plan. As described under the heading “Residual Wind-Down Claims and Costs” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs beyond the remaining designated Residual Wind-Down Assets.

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

As described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements, the GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims and potential Term Loan Avoidance Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Dividends received on previously held New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the liquidated New GM Common Stock is distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such appropriated Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills where carrying value approximates fair value. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be earned on cash equivalents and marketable securities over the remaining liquidation period is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Prior to execution of the letter agreement with the Administrative Agent described above, such reserves were increased for expected increases in Avoidance Action Defense for which there was a reasonable basis for estimation and that were expected to exceed the recorded reserves. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. While not expected at this time, if, collectively, the actual amounts of Residual Wind-Down Claims allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2017, such remaining liquidation period extends through January 2019 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond January 2019. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. On June 14, 2017, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2017 with the Internal Revenue Service, and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2017 has been selected for examination. However, the amounts shown in the schedule below, which include remaining capital loss carryovers as of March 31, 2017, along with net operating loss carryovers generated through March 31, 2017, could be subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. As of June 30, 2017, there are no known items which would result in a significant accrual for uncertain tax positions.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of June 30, 2017, there were 31,855,453 GUC Trust Units outstanding and $31.9 billion of Allowed General Unsecured Claims.

In addition, because the GUC Trust computes its taxable income in the same manner as a corporation, it is unclear whether, and if so, to what extent, the Five Year Rule might affect the amount of unused capital loss carryovers to which GUC Trust Claimants may succeed under the Loss Succession Rule.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for estimated investment income expected to be received, expected liquidation costs, expected Avoidance Action Defense Costs, and fair value of marketable securities. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the three months ended June 30, 2017, net assets in liquidation decreased by approximately $1.8 million, from approximately $488.2 million to approximately $486.4 million, principally as a result of additions of $3.0 million to the reserves for expected costs of liquidation and distributions of $0.8 million, partly offset by investment income of $2.0 million. As described in “Liquidation and Administrative Costs” below, the increase in the reserves for expected costs of liquidation of $3.0 million is associated with an addition of $3.0 million in estimated administrative expenses related to a potential settlement of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”).

There was no income tax provision or benefit during the three months ended June 30, 2017, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

As of June 30, 2017, the GUC Trust had approximately $19.1 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $18.9 million in reserves as of March 31, 2017. The following table summarizes in greater detail the changes in such reserves during the three months ended June 30, 2017:

	Three months ended June 30, 2017
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2017	$9,851	$8,827	$225	$18,903
Plus additions to reserves	3,011	26	—	3,037
Less liquidation costs incurred:
Trust professionals	(823)	(742)	—	(1,565)
Trust governance	(708)	(450)	(16)	(1,174)
Other administrative expenses	(14)	(42)	—	(56)

Balance, June 30, 2017	$11,317	$7,619	$209	$19,145

Reserves for expected costs of liquidation were increased approximately $3.0 million during the three months ended June 30, 2017, in order to reflect increases in expected Wind-Down Costs of $3.0 million and expected Reporting Costs of $26,000.

The increase in expected Wind-Down Costs during the three months ended June 30, 2017, is associated with an addition of $3.0 million in estimated administrative expenses related to a potential settlement of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). In comparison, reserves were decreased approximately $0.3 million during the three months ended June 30, 2016, in order to reflect a decrease in expected Wind-Down Costs of $0.3 million and an increase in expected Reporting Costs of $38,000. The changes in expected Wind-Down Costs and expected Reporting Costs during the three months ended June 30, 2016, are primarily associated with estimated fee changes for ongoing costs of services provided by GUC Trust professionals.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three months ended June 30, 2017. Trust professional costs incurred during the three months ended June 30, 2017 were approximately $1.6 million, as compared to approximately $1.1 million for the three months ended June 30, 2016. The increase of $0.5 million from three-month period to period is due to increases in Wind-Down Costs and expected Reporting Costs charged to the reserve. Trust Governance Costs incurred were approximately $1.2 million during each of the three months ended June 30, 2017 and 2016. Other administrative costs during the three months ended June 30, 2017 were approximately $56,000, as compared to approximately $99,000 for the three months ended June 30, 2016. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of June 30, 2017, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of June 30, 2017. In particular, as of June 30, 2017, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through January 2019, which date, beginning in the quarter ended December 31, 2016, is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond January 2019.

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

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation, which are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain amounts of Distributable Cash have already been set aside from distribution for the purposes of meeting such potential additional obligations, as well as expected additional Avoidance Action Costs. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or any current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes,” “—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 6 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended June 30, 2017:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2017	$31,854,031	$50,000	$1,499,204	$1,549,204	$33,403,235
New Allowed General Unsecured Claims	1,350	—	—	—	1,350
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(3,972)	(3,972)	(3,972)

Total, June 30, 2017	$31,855,381	$50,000	$1,495,232	$1,545,232	$33,400,613

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended June 30, 2017, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $1.4 million. As a result, corresponding Term Loan Avoidance Action Claims of approximately $1.4 million arose and were allowed under the GUC Trust Agreement.

As described in Part II, Item 1 (“Legal Proceedings”), certain plaintiffs in litigation associated with General Motors product recalls have filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional Disputed General Unsecured Claims would arise.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of June 30, 2017 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(245,750)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(21,978)

Holdings as of June 30, 2017	—	—	—	498,549

Less: Distributions payable at June 30, 2017 (2)				(10,011)
Add: Distributions payable to holders of GUC Trust Units as of June 30, 2017				7,768
Less: Amounts set aside from distribution to fund projected GUC Trust costs and Avoidance Action Defense Costs				(30,128)

Distributable Assets as of June 30, 2017 (3)				$466,178

(1)	The numbers of New GM Securities and the amount of Distributable Cash shown as distributed include sales for (a) cash distributions to governmental entities to the extent such governmental entities requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities were precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust was required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Distributions Payable includes Distributions Payable in respect of excess distributions payable to holders of GUC Trust Units and new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended June 30, 2017, and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.
(3)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on July 21, 2017. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims as of June 30, 2017. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of June 30, 2017, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $245.8 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of June 30, 2017, $10.0 million of Distributable Cash. Such amount includes $7.8 million that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of June 30, 2017.

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

This process is not related to, and is separate from, the process of recording any current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation, as a matter of financial reporting. As a matter of financial reporting, income tax liabilities and reserves for expected costs of liquidation must be determined in accordance with generally accepted accounting principles applicable to the GUC Trust. By contrast, the estimates of projected costs and potential liabilities for which the GUC Trust may set aside Distributable Cash are generally made on a more conservative (i.e., more inclusive) basis and include contingencies and may include amounts of potential income tax liabilities that are not permitted to be recognized under applicable accounting standards. See “Critical Accounting Policies and Estimates—Income Taxes,” “—Reserves for Expected Costs of Liquidation” above.

As of June 30 ,2017, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $466.2 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of newly Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended June 30, 2017, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was increased by $0.3 million to $30.1 million. Such increase was primarily related to a net increase in expected Wind-Down Costs. Accordingly, as of June 30, 2017, the GUC Trust had set aside from distribution Distributable Cash of $30.1 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at June 30, 2017.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential income tax liabilities on net realized gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the Internal Revenue Service, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination and no income taxes may be assessed for the year ended March 31, 2016, and all prior years. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any income taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). Further, if any income taxes on any such recovery were to become payable, it is anticipated that such income taxes would be funded from the proceeds of such recovery. As a result, beginning with the quarter ended September 30, 2016 and as of June 30, 2017, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

GUC Trust Units

The following table presents the changes during the three months ended June 30, 2017, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at March 31, 2017	31,854,103
Issued during the period	47
Less: Issuable at beginning of period	(47)
Add: Issuable at end of period (1)	1,350

Outstanding or issuable at June 30, 2017 (2) (3)	31,855,453

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.
(3)	The number of GUC Trust Units outstanding or issuable at end of year does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

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

During the three months ended June 30, 2017, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $1.0 million from approximately $4.3 million to approximately $3.3 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $3.2 million, and cash paid for Residual Wind-Down Claims and Costs of $11.5 million, largely offset by cash from the sale of marketable securities in excess of reinvestments of $12.6 million and interest income received on such marketable securities of $0.9 million.

During the three months ended June 30, 2017, the funds invested by the GUC Trust in marketable securities decreased approximately $12.6 million, from approximately $522.4 million to approximately $509.8 million. The decrease was due primarily to the sale of marketable securities to fund the payments described above during the period. The GUC Trust earned approximately $0.9 million in interest income on such investments during the period.

As of June 30, 2017, the GUC Trust held approximately $513.2 million in cash and cash equivalents and marketable securities. Of such amount, approximately $498.6 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and any income tax liabilities (including Dividend Taxes, Investment Income Taxes and Taxes on Distribution) as they become due. Included in Distributable Cash at June 30, 2017, is approximately $12.9 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of June 30, 2017, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $10.0 million for liquidating distributions payable as of that date, and (b) $30.1 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $14.6 million in cash and cash equivalents and marketable securities at June 30, 2017, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $2.3 million (comprising approximately $0.3 million of the remaining Residual Wind-Down Assets, approximately $1.8 million of the remaining Administrative Fund and approximately $0.2 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs, Avoidance Action Defense Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $12.3 million is available for the payment of liquidation and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

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

“Ignition Switch Recall” means the recalls of vehicles due to defective ignition switches by New GM since the beginning of 2014.

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

A trial on a number of the key issues in the Term Loan Avoidance Action (the “Representative Assets Trial”) was conducted before the Bankruptcy Court from April 24, 2017 through May 5, 2017, followed by post-trial briefing and closing arguments on June 5, 2017. The Bankruptcy Court has not yet rendered its decision with respect to the Representative Assets Trial. The Bankruptcy Court’s anticipated decision will not resolve all of the issues in the Term Loan Avoidance Action. The parties to the Term Loan Avoidance Action anticipate that, following the Bankruptcy Court’s anticipated decision on the Representative Assets Trial, they will engage in mediation in an effort to reach a consensual resolution of the Term Loan Avoidance Action.

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

General Motors Product Recalls

Since the beginning of 2014, New GM has recalled millions of vehicles due to defective ignition switches, or the Ignition Switch Recall, and has recalled millions more vehicles to address certain electrical and other safety concerns, including other defects related to the ignition switch. Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed July 25, 2017, New GM also disclosed that, through July 17, 2017, over 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, through July 17, 2017, several hundred actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these several hundred cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, Recall-Related Actions in federal court have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. Recall-Related Actions pending in state court have been consolidated in a separate state multi-district litigation pending in Texas. Over time, New GM has reached various agreements with certain personal injury claimants regarding possible settlement of their claims. The MDL proceedings are ongoing.

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

Once jurisdiction over the case was returned to the Bankruptcy Court, that court held status conferences with the parties. On December 13, 2016, the Bankruptcy Court entered an Order to Show Cause directing the parties to address the following, the 2016 Threshold Issues: (1) whether the Ignition Switch Recall encompasses only claims stemming from NHTSA Recall No. 14v047, or whether it includes other recalls; (2) whether Other Economic Loss Actions asserting claims based solely on New GM’s independent conduct may proceed; (3) whether and how Used Car Purchasers may proceed against New GM; (4) whether plaintiffs involved in post-Closing Date accidents may bring successor liability actions against New GM; and (5) whether any plaintiffs may file late proofs of claim against the GUC Trust. Plaintiffs and New GM submitted briefs and presented argument on topics one through four, but the GUC Trust opted not to brief or present argument on those topics. On July 12, 2017, the Bankruptcy Court issued its decision on the first four 2016 Threshold Issues, holding that “(i) only plaintiffs with the Ignition Switch Defect in a Subject Vehicle are Ignition Switch Plaintiffs; (ii) used car purchasers are bound by the Sale Order to the same extent as their predecessors in interest; and (iii) claims for punitive damages against New GM, based on Old GM conduct, are barred by the Bankruptcy Code’s priority scheme.” New GM and various plaintiffs have each filed notices of appeal to preserve the opportunity to challenge the decisions on the 2016 Threshold Issues.

Pursuant to the Order to Show Cause issued by the Bankruptcy Court, on December 22, 2016, various plaintiffs moved the Bankruptcy Court for permission to file late claims against the GUC Trust. Specifically, Ignition Switch Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose vehicles were recalled in NHTSA Recall No. 14v047; Other Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose cars were subject to other New GM recalls; and 175 Ignition Switch Pre-Closing Accident Plaintiffs each filed a proposed proof of claim. Together, these motions are the Late Claims Motions. On July 28, 2017, counsel for 171 so-called “Additional Pre-Closing Accident Plaintiffs” filed a motion with the Bankruptcy Court for authority to file late claims against the GUC Trust.

The Bankruptcy Court has not set a schedule for deciding the Late Claims Motions or for addressing the motion by the Additional Pre-Closing Accident Plaintiffs. In an Order dated March 2, 2017, the Bankruptcy Court gave permission to the GUC Trust and New GM to serve each of the plaintiffs in the Late Claims Motions related to the Ignition Switch Defect with interrogatories designed to elicit relevant facts related to the Late Claims Motions. In addition, the Bankruptcy Court ordered the GUC Trust, New GM, and the plaintiffs in the Late Claims Motions to file briefs addressing whether the plaintiffs must satisfy the standard set forth in Pioneer Investment Services Co. v. Brunswick Associates Limited Partnership, 507 U.S. 380 (1993), to obtain authority to file late proofs of claim, and whether and as of when some or all of the proponents of the Late Claim Motions are the beneficiaries of a tolling agreement with respect to the time for filing the Late Claim Motions. The Bankruptcy Court has not yet scheduled oral argument to discuss those issues. Following briefing related to the Late Claims Motions, the GUC Trust has engaged in discussions with counsel for certain Ignition Switch Economic Loss Action and Other Economic Loss Action plaintiffs and certain Ignition Switch Pre-Closing Accident Plaintiffs regarding a potential settlement of certain issues underlying the Late Claims Motions. Such discussions have meaningfully progressed and remain ongoing.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to vacate the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. The GUC Trust and New GM defeated an effort by that claimant to obtain relief from her settlement in the Bankruptcy Court and won an affirmance after the claimant appealed to the District Court for the Southern District of New York. The claimant took a further appeal to the Second Circuit. After oral argument on April 26, 2017, the Second Circuit affirmed the lower courts’ decisions on May 3, 2017. The claimant’s timely petition for rehearing en banc was denied on June 27, 2017. At present, the claimant has until September 25, 2017 to file a petition for a writ of certiorari with the United States Supreme Court.

The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion has been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. Argument on the pending motion before the Bankruptcy Court may occur in Fall 2017.

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

Other than the foregoing, during the quarter ended June 30, 2017 no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

No assurance may be given that claims relating to accidents or other incidents, including recalls involving General Motors vehicles manufactured or sold prior to July 10, 2009, and/or settlements previously reached with plaintiffs asserting such claims, will not adversely affect the GUC Trust, its assets or the Plan.

Since the beginning of 2014, New GM has recalled millions of vehicles due to defective ignition switches, or the Ignition Switch Recall, and has recalled millions more vehicles to address certain electrical and other safety concerns, including other defects related to the ignition switch. Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed July 25, 2017, New GM also disclosed that, through July 17, 2017, over 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, through July 17, 2017, several hundred actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these several hundred cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, Recall-Related Actions in federal court have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. Recall-Related Actions pending in state court have been consolidated in a separate state multi-district litigation pending in Texas. Over time, New GM has reached various agreements with certain personal injury claimants regarding possible settlement of their claims. The MDL proceedings are ongoing.

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

Once jurisdiction over the case was returned to the Bankruptcy Court, that court held status conferences with the parties. On December 13, 2016, the Bankruptcy Court entered an Order to Show Cause directing the parties to address the following, the 2016 Threshold Issues: (1) whether the Ignition Switch Recall encompasses only claims stemming from NHTSA Recall No. 14v047, or whether it includes other recalls; (2) whether Other Economic Loss Actions asserting claims based solely on New GM’s independent conduct may proceed; (3) whether and how Used Car Purchasers may proceed against New GM; (4) whether plaintiffs involved in post-Closing Date accidents may bring successor liability actions against New GM; and (5) whether any plaintiffs may file late proofs of claim against the GUC Trust. Plaintiffs and New GM submitted briefs and presented argument on topics one through four, but the GUC Trust opted not to brief or present argument on those topics. On July 12, 2017, the Bankruptcy Court issued its decision on the first four 2016 Threshold Issues, holding that “(i) only plaintiffs with the Ignition Switch Defect in a Subject Vehicle are Ignition Switch Plaintiffs; (ii) used car purchasers are bound by the Sale Order to the same extent as their predecessors in interest; and (iii) claims for punitive damages against New GM, based on Old GM conduct, are barred by the Bankruptcy Code’s priority scheme.” New GM and various plaintiffs have each filed notices of appeal to preserve the opportunity to challenge the decisions on the 2016 Threshold Issues.

Pursuant to the Order to Show Cause issued by the Bankruptcy Court, on December 22, 2016, various plaintiffs moved the Bankruptcy Court for permission to file late claims against the GUC Trust. Specifically, Ignition Switch Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose vehicles were recalled in NHTSA Recall No. 14v047; Other Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose cars were subject to other New GM recalls; and 175 Ignition Switch Pre-Closing Accident Plaintiffs each filed a proposed proof of claim. Together, these motions are the Late Claims Motions. On July 28, 2017, counsel for 171 so-called “Additional Pre-Closing Accident Plaintiffs” filed a motion with the Bankruptcy Court for authority to file late claims against the GUC Trust.

The Bankruptcy Court has not set a schedule for deciding the Late Claims Motions or for addressing the motion by the Additional Pre-Closing Accident Plaintiffs. In an Order dated March 2, 2017, the Bankruptcy Court gave permission to the GUC Trust and New GM to serve each of the plaintiffs in the Late Claims Motions related to the Ignition Switch Defect with interrogatories designed to elicit relevant facts related to the Late Claims Motions. In addition, the Bankruptcy Court ordered the GUC Trust, New GM, and the plaintiffs in the Late Claims Motions to file briefs addressing whether the plaintiffs must satisfy the standard set forth in Pioneer Investment Services Co. v. Brunswick Associates Limited Partnership, 507 U.S. 380 (1993), to obtain authority to file late proofs of claim, and whether and as of when some or all of the proponents of the Late Claim Motions are the beneficiaries of a tolling agreement with respect to the time for filing the Late Claim Motions. The Bankruptcy Court has not yet scheduled oral argument to discuss those issues. Following briefing related to the Late Claims Motions, the GUC Trust has engaged in discussions with counsel for certain Ignition Switch Economic Loss Action and Other Economic Loss Action plaintiffs and certain Ignition Switch Pre-Closing Accident Plaintiffs regarding a potential settlement of certain issues underlying the Late Claims Motions. Such discussions have meaningfully progressed and remain ongoing.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to vacate the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. The GUC Trust and New GM defeated an effort by that claimant to obtain relief from her settlement in the Bankruptcy Court and won an affirmance after the claimant appealed to the District Court for the Southern District of New York. The claimant took a further appeal to the Second Circuit. After oral argument on April 26, 2017, the Second Circuit affirmed the lower courts’ decisions on May 3, 2017. The claimant’s timely petition for rehearing and rehearing en banc was denied on June 27, 2017. At present, the claimant has until September 25, 2017 to file a petition for a writ of certiorari with the United States Supreme Court.

The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion has been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. Argument on the pending motion before the Bankruptcy Court may occur in Fall 2017.

Other than the foregoing, there have been no material changes regarding risk factors from what was previously included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2017.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2017 and March 31, 2017, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2017 and 2016 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ Beth A. Andrews
Name:	Beth A. Andrews
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2017 and March 31, 2017, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2017 and 2016 and (iv) Notes to Condensed Financial Statements.