Form 10-Q
period 2017-09-30
Motors Liquidation Co
filed 2017-11-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2017	March 31, 2017
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$3,458	$4,320
Marketable Securities (Note 3)	507,426	522,452
Accrued Investment Income (Note 3)	7,347	3,698
Other Assets (Note 3)	1,677	250

TOTAL ASSETS	519,908	530,720
LIABILITIES
Accounts Payable and Other Liabilities	3,010	13,433
Liquidating Distributions Payable (Note 4)	8,790	9,205
Reserves for Expected Costs of Liquidation (Note 6)	22,515	18,903
Reserves for Residual Wind-Down Claims and Costs (Note 6)	160	966

TOTAL LIABILITIES	34,475	42,507

NET ASSETS IN LIQUIDATION (Note 3)	$485,433	$488,213

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net Assets in Liquidation, beginning of period	$486,353	$611,376	$488,213	$611,773
Increase (decrease) in net assets in liquidation:
Net additions to reserves for Expected Costs of Liquidation (Note 6)	(6,483)	(5,315)	(9,529)	(5,043)
Liquidating distributions (Note 4)	791	(107,058)	(15)	(107,971)
Interest and dividend income (Note 3)	3,264	1,002	5,256	1,246
Other income (Note 3)	1,508	—	1,508	—

Net decrease in net assets in liquidation	(920)	(111,371)	(2,780)	(111,768)

Net Assets in Liquidation, end of period	$485,433	$500,005	$485,433	$500,005

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$1,609	$956
Cash paid for professional fees, governance costs and other administrative costs	(5,554)	(6,291)
Cash paid for Residual Wind-Down Claims and Costs	(11,705)	(4,697)
Cash receipts for refunds	193	—
Cash paid for distributions	(430)	(146)

Net cash flows used in operating activities	(15,887)	(10,178)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(1,752,333)	(3,176,333)
Cash from maturities and sales of marketable securities	1,767,358	3,187,657

Net cash flows from investing activities	15,025	11,324

Net (decrease) increase in cash and cash equivalents	(862)	1,146
Cash and cash equivalents, beginning of period	4,320	4,410

Cash and cash equivalents, end of period	$3,458	$5,556

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

September 30, 2017

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

The GUC Trust exists solely for the purpose of resolving claims, distributing Distributable Cash (following the aforementioned liquidation of all New GM Securities) and winding down the affairs of MLC, all in accordance with a plan of liquidation of MLC approved by the Bankruptcy Court and the Liquidation Order. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. Also, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at realizable value, the accrual for investment income on marketable securities expected to be received over the liquidation period, the accrual for legal fees expected to be reimbursed, reserves for residual wind-down claims and costs and reserves for expected liquidation costs represent estimates, are based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described above, the beneficiaries of the GUC Trust are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims, if any, and Term Loan Avoidance Action Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of any Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with any Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2017, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three and six months ended September 30, 2017 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2017 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 25, 2017.

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

A reclassification of prior period balances in Note 6 was made to conform to their presentation at September 30, 2017 and March 31, 2017. The balance in the Reserve for Residual Wind-Down Costs was reclassified from Reserves for Expected Costs of Liquidation to Reserves for Residual Wind-Down Claims and Costs.

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

Pursuant to the GUC Trust Agreement, holders of any Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, any such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of September 30, 2017, there were no remaining Disputed General Unsecured Claims. There remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” below.

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

As described in Part II, Item 1 (“Legal Proceedings”), the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016 (the “Approval Order”), which order was affirmed on appeal and is fully in effect. No funds reclaimed from the pre-petition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of September 30, 2017, the remaining Administrative Fund aggregated $1.7 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement provides that, to the extent the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside Distributable Cash from distribution for these purposes. The GUC Trust Administrator may then appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. Distributable Cash that is set aside and/or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and any appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. The setting aside (or appropriation) of Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside (or appropriating) Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records reserves in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserves reflected in the Statement of Net Assets in Liquidation and the amount of Distributable Cash that is set aside (or appropriated) for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserves for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the accompanying Condensed Statement of Net Assets in Liquidation, see Note 6.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the aforementioned liquidation of all New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, and again in February 2017, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $22.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2017. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of September 30, 2017, Other Administrative Cash aggregated $10.7 million (consisting of cash and cash equivalents and marketable securities). To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of September 30, 2017, Distributable Cash of $31.0 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2017. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended September 30, 2017, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2017, and all prior years, are no longer subject to examination by the Internal Revenue Service and no income taxes may be assessed for the year ended March 31, 2017, and all prior years. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the Internal Revenue Service in subsequent years if those losses, if any, are utilized. Such utilization is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the Internal Revenue Service and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

As of September 30, 2017, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action (the “Administrative Agent”). Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

As of September 30, 2017, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2017. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of September 30, 2017. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for residual wind-down claims and costs in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2017.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserves for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2017, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.2 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected liquidation costs and accounts payable in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2017. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2017.

3.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and any appropriated Distributable Cash. GUC Trust Distributable Assets aggregated approximately $465.3 million at September 30, 2017. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of September 30, 2017, cash and cash equivalents and marketable securities aggregated $510.9 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$498,118
Residual Wind-Down Assets	160
Other Administrative Cash	10,678
Administrative Fund	1,724
Funds for Indenture Trustee / Fiscal Paying Agent Costs	204

Total	$510,884

As described in Note 4, as of September 30, 2017, the GUC Trust had accrued liquidating distributions payable aggregating $8.8 million. Such amount includes $7.0 million that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of September 30, 2017. In addition, as described in Note 2, as of September 30, 2017, the amount of Distributable Cash reflected in the table above includes $31.0 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2017. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution at September 30, 2017 was $39.8 million.

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of September 30, 2017 and March 31, 2017, the GUC Trust has accrued approximately $6.5 million and $3.4 million, respectively, of investment income on cash equivalents and marketable securities expected to be earned over the remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on Treasury bills in which the marketable securities are invested. Such accrual, along with receivables for investment income earned as of September 30, 2017, is included in Accrued Investment Income in the accompanying Condensed Statement of Net Assets in Liquidation at September 30, 2017.

Accrued Expected Reimbursement of Legal Fees

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has entered into an agreement with New GM providing for, among other provisions, reimbursement of certain legal fees incurred. While the terms of the agreement are subject to certain conditions including Bankruptcy Court approval, the GUC Trust expects that the agreement will be consummated. Accordingly, the GUC Trust has accrued approximately $1.5 million in expected reimbursements of legal fees at September 30, 2017. Such accrual is based on an estimate of the amount of reimbursements expected to be received if the agreement is consummated. Such estimate of expected reimbursements is based on reimbursable legal fees incurred and expected to be incurred through the expected date of consummation of the agreement. Such accrual is included in Other Assets in the accompanying Condensed Statement of Net Assets in Liquidation at September 30, 2017. A corresponding amount is included in other income in the accompanying Condensed Statement of Changes in Net Assets in Liquidation for the three and six months ended September 30, 2017. Reimbursable legal fees expected to be incurred are included in the Reserves for Expected Costs of Liquidation in the accompanying Condensed Statement of Net Assets in Liquidation at September 30, 2017.

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

Trust Units

As described in Note 1, under the Plan, each holder of an Allowed General Unsecured Claim retains a contingent right to receive, on a pro rata basis, additional Distributable Cash (if and to the extent not required for the satisfaction of any previously Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims, or appropriation for the payment of the expenses or any tax liabilities of the GUC Trust). The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

The GUC Trust makes quarterly liquidating distributions to holders of GUC Trust Units to the extent that (i)(a) any previously Disputed General Unsecured Claims asserted against the Debtors’ estates or potential Term Loan Avoidance Action Claims are either disallowed or are otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets reserved for distribution in respect of such asserted or potential claims) or (b) certain Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) that were previously set aside from distribution are released in the manner permitted under the GUC Trust Agreement, and (ii) as a result of the foregoing, the amount of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement.

The following table presents the changes during the three months ended September 30, 2017, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at June 30, 2017	31,855,453
Issued during the period	1,350
Less: Issuable at beginning of period	(1,350)
Add: Issuable at end of period (1)	—

Outstanding or issuable at September 30, 2017 (2)	31,855,453

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.
(3)	The number of GUC Trust Units outstanding or issuable at end of the quarter does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at September 30, 2017 reflect a distribution “set aside” permitted by the Plan and the GUC Trust Agreement. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with any Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which any Disputed General Unsecured Claims and potential Term Loan Avoidance Claims are resolved as Allowed General Unsecured Claims.

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended September 30, 2017:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, June 30, 2017	$31,855,381	$50,000	$1,495,232	$1,545,232	$33,400,613
New Allowed General Unsecured Claims	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	—	—	—

Total, September 30, 2017	$31,855,381	$50,000	$1,495,232	$1,545,232	$33,400,613

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

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

4.	Liquidating Distributions

Liquidating distributions in the three months ended September 30, 2017 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended September 30, 2017	$430
Less: Liquidating distributions payable at June 30, 2017	(10,011)
Add: Liquidating distributions payable at September 30, 2017	8,790

Total (net reversal)	$(791)

Liquidating distributions in the six months ended September 30, 2017 consisted of the following:

(in thousands)	Fair Value
Distributions during the six months ended September 30, 2017	$430
Less: Liquidating distributions payable at March 31, 2017	(9,205)
Add: Liquidating distributions payable at September 30, 2017	8,790

Total	$15

The distributions during the three and six months ended September 30, 2017 consisted of distributions to (a) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements and (b) holders of certain Term Loan Avoidance Action Claims.

The GUC Trust was obligated at September 30, 2017 to distribute Distributable Cash of $8.8 million to the following: (1) holders of GUC Trust Units for excess distributions payable and (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at September 30, 2017 and March 31, 2017.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and March 31, 2017, and the valuation techniques used by the GUC Trust to determine those fair values.

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$599	$—	$—	$599
Marketable Securities:
U.S. Treasury bills	—	507,426	—	507,426

Total Assets	$599	$507,426	$—	$508,025

Liabilities:
Liquidating distributions payable	$8,790	$—	$—	$8,790

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,109	$—	$—	$2,109
Marketable Securities:
U.S. Treasury bills	—	522,452	—	522,452

Total Assets	$2,109	$522,452	$—	$524,561

Liabilities:
Liquidating distributions payable	$9,205	$—	$—	$9,205

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or six months ended September 30, 2017 and the year ended March 31, 2017.

6.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and six months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017
(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2017	$11,317	$7,619	$209	$19,145
Plus additions to reserves	1,719	4,764	—	6,483
Less liquidation costs incurred:
Trust professionals	(1,387)	(628)	—	(2,015)
Trust governance	(597)	(450)	(14)	(1,061)
Other administrative expenses	(14)	(23)	—	(37)

Balance, September 30, 2017	$11,038	$11,282	$195	$22,515

	Six months ended September 30, 2017
(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2017	$9,851	$8,827	$225	$18,903
Plus additions to reserves	4,730	4,791	—	9,521
Less liquidation costs incurred:
Trust professionals	(2,210)	(1,370)	—	(3,580)
Trust governance	(1,305)	(900)	(30)	(2,235)
Other administrative expenses	(28)	(66)	—	(94)

Balance, September 30, 2017	$11,038	$11,282	$195	$22,515

	Three months ended September 30, 2016
(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2016	$15,027	$5,368	$276	$20,671
Plus additions to reserves	1,666	3,649	—	5,315
Less liquidation costs incurred:
Trust professionals	(618)	(717)	—	(1,335)
Trust governance	(763)	(450)	(20)	(1,233)
Other administrative expenses	(14)	(26)	—	(40)

Balance, September 30, 2016	$15,298	$7,824	$256	$23,378

	Six months ended September 30, 2016
(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2016	$16,727	$6,379	$293	$23,399
Plus additions to reserves	1,356	3,687	—	5,043
Less liquidation costs incurred:
Trust professionals	(1,234)	(1,235)	—	(2,469)
Trust governance	(1,519)	(900)	(37)	(2,456)
Other administrative expenses	(32)	(107)	—	(139)

Balance, September 30, 2016	$15,298	$7,824	$256	$23,378

During the three months ended September 30, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $1.7 million and $4.8 million, respectively. During the six months ended September 30, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $4.7 million and $4.8 million, respectively. During the three months ended September 30, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $1.7 million and $3.6 million, respectively. During the six months ended September 30, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $1.4 million and $3.7 million, respectively. Such revisions in the estimates were recorded as additions to the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2017.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2017, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through January 2020, which was extended one year, during the quarter ended September 30, 2017, from a remaining liquidation period previously extending through January 2019. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend or reduce the current estimate of such remaining period of time for resolution and, therefore, extend or reduce the estimated remaining liquidation period of the GUC Trust from January 2020. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period will change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the three months ended September 30, 2017 and 2016:

(in thousands)	2017	2016
Balance, beginning of period	$160	$17,519
Plus addition to reserves	—	—
Less claims allowed during the period	—	(2,409)
Less costs incurred by trust professionals	—	(1)

Balance, end of period	$160	$15,109

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the six months ended September 30, 2017 and 2016:

(in thousands)	2017	2016
Balance, beginning of period	$966	$19,957
Plus addition to reserves	8	—
Less claims allowed during the period	(814)	(4,846)
Less costs incurred by trust professionals	—	(2)

Balance, end of period	$160	$15,109

As described in Note 2, in April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

7.	Income Taxes

There was no current tax benefit or provision for the three and six months ended September 30, 2017 and 2016, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at September 30, 2017 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$8,979
Net operating and capital loss carryovers	62,561

Gross deferred tax assets	71,540
Less: Valuation allowance	(68,381)

Deferred tax asset, net of valuation allowance	3,159
Deferred tax liabilities:
Accrued investment and other income	(3,159)

Gross deferred tax liabilities	(3,159)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013, and thereafter, with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017, and prior years, have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017, and prior years, are no longer subject to examination by the Internal Revenue Service and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any taxes due on any recoveries by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC).

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $24.3 million (after expiration on March 31, 2017 of capital loss carryovers of $158.1 million attributable to the year ended March 31, 2012), along with net operating loss carryovers generated through September 30, 2017, aggregating $133.7 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers in the future, except with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. The remaining capital loss carryovers begin to expire on March 31, 2018 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $62.6 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below, such loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $68.4 million was established as of September 30, 2017 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was increased by $0.7 million and $1.1 million from the full valuation allowance against net deferred tax assets established as of June 30, 2017 and March 31, 2017.

8.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and six months ended September 30, 2017 and 2016.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three and six months ended September 30, 2017, the total amount of such fees and commissions was approximately $65,000 and $130,000, respectively. During the three and six months ended September 30, 2016, the total amount of such fees and commissions was approximately $82,000 and $164,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its second fiscal quarter ended September 30, 2017. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 25, 2017. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of September 30, 2017, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of September 30, 2017, the remaining Administrative Fund aggregated $1.7 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015 and again in February 2017, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $22.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2017. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of September 30 2017, approximately $10.7 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2017.

Residual Wind-Down Claims and Costs

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator was required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of September 30, 2017, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

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

As of September 30, 2017, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2017. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of September 30, 2017. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for residual wind-down claims and costs and accounts payable in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2017.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2017, funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $0.2 million were held by the GUC Trust and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2017. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2017. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2017.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013, and thereafter, with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017, and prior years, have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017, and prior years, are no longer subject to examination by the Internal Revenue Service and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any taxes due on any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC).

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

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) There were no settlements with respect to Term Loan Avoidance Action Claims reached during the quarter ended September 30, 2017. Unless and until further Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust or the DIP Lenders to seek disgorgement in accordance with the terms of the Plan. As described under the heading “Residual Wind-Down Claims and Costs” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for Residual Wind-Down Claims and Costs, reserves for expected liquidation costs, the accrual for investment income from marketable securities and the accrual for expected reimbursements of legal costs to be received represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “Reserves for Expected Costs of Liquidation,” it is reasonably possible that estimates for expected costs of liquidation could change in the near term.

As described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements, the GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As any Disputed General Unsecured Claims and potential Term Loan Avoidance Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which any Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of any Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with any Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Accrued Expected Reimbursements of Legal Fees

Legal fee reimbursements expected to be received pursuant to an agreement with New GM described in Part II, Item 1 (“Legal Proceedings”) are accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is based on an estimate of the amount of reimbursements expected to be received if the agreement with New GM is consummated. Such estimate of expected reimbursements is based on reimbursable legal fees incurred and expected to be incurred through the expected date of consummation of the agreement.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and

Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2017, such remaining liquidation period extends through January 2020 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend or reduce the current estimate of such remaining period of time for resolution and, therefore, extend or reduce the estimated remaining liquidation period of the GUC Trust from January 2020. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2017, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include remaining capital loss carryovers as of March 31, 2017, along with net operating loss carryovers generated through March 31, 2017, could be subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. As of September 30, 2017, there are no known items which would result in a significant accrual for uncertain tax positions.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of September 30, 2017, there were 31,855,453 GUC Trust Units outstanding and $31.9 billion of Allowed General Unsecured Claims.

In addition, because the GUC Trust computes its taxable income in the same manner as a corporation, it is unclear whether, and if so, to what extent, the Five Year Rule might affect the amount of unused capital loss carryovers to which GUC Trust Claimants may succeed under the Loss Succession Rule.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for estimated investment income and reimbursements of legal fees expected to be received, expected liquidation costs, expected Avoidance Action Defense Costs, and fair value of marketable securities. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the three months ended September 30, 2017, net assets in liquidation decreased by approximately $0.9 million, from approximately $486.4 million to approximately $485.4 million, principally as a result of additions of $6.5 million to the reserves for expected costs of liquidation, partly offset by a net reversal of accrued distributions of $0.8 million, investment income of $3.3 million, and other income of $1.5 million, which consists of expected reimbursements of legal fees as described in Note 3 (“Net Assets in Liquidation”) to the financial statements. During the six months ended September 30, 2017, net assets in liquidation decreased by approximately $2.8 million, from approximately $488.2 million to approximately $485.4 million, principally as a result of additions of $9.5 million to the reserves for expected costs of liquidation, partly offset by investment income of $5.3 million, and other income of $1.5 million, which consists of expected reimbursements of legal fees as described in Note 3 (“Net Assets in Liquidation”) to the financial statements. As described in “Liquidation and Administrative Costs” below, the increase in the reserves for expected costs of liquidation during the three and six months ended is primarily associated with an extension in the estimated length of the remaining liquidation period, partly offset by a reversal of an accrual established as of June 30, 2017 of $3.0 million for estimated administrative expenses related to a then potential settlement of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”).

There was no income tax provision or benefit during the three and six months ended September 30, 2017, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

In addition, the GUC Trust maintains a reserve for Residual Wind-Down Claims and Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims and Costs.”

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

As of September 30, 2017, the GUC Trust had approximately $22.5 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $19.1 million in reserves as of June 30, 2017. The following table summarizes in greater detail the changes in such reserves during the three months ended September 30, 2017:

	Three months ended September 30, 2017
(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2017	$11,317	$7,619	$209	$19,145
Plus additions to reserves	1,719	4,764	—	6,483
Less liquidation costs incurred:
Trust professionals	(1,387)	(628)	—	(2,015)
Trust governance	(597)	(450)	(14)	(1,061)
Other administrative expenses	(14)	(23)	—	(37)

Balance, September 30, 2017	$11,038	$11,282	$195	$22,515

Reserves for expected costs of liquidation were increased approximately $6.5 million during the three months ended September 30, 2017, in order to reflect increases in expected Wind-Down Costs of $1.7 million and expected Reporting Costs of $4.8 million. The increase in expected Wind-Down Costs during the three months ended September 30, 2017, is primarily associated with an extension in the estimated length of the remaining liquidation period, partly offset by the reversal of an accrual established as of June 30, 2017 of $3.0 million for estimated administrative expenses related to a then potential settlement of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). The increase in expected Reporting Costs during the three months ended September 30, 2017, is associated with an extension in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $5.3 million during the three months ended September 30, 2016, in order to reflect an increase in expected Wind-Down Costs of $1.7 million and an increase in expected Reporting Costs of $3.6 million. The increases in expected Wind-Down Costs and expected Reporting Costs during the three months ended September 30, 2016, are primarily associated with an extension in the estimated length of the remaining liquidation period.

Reserves were increased approximately $9.5 million during the six months ended September 30, 2017, in order to reflect an increase in expected Wind-Down Costs of $4.7 million and an increase in expected Reporting Costs of $4.8 million. The increases in expected Wind-Down Costs and expected Reporting Costs during the six months ended September 30, 2017, are primarily associated with an extension in the estimated length of the remaining liquidation period during the quarter ended September 30, 2017. In comparison, reserves were increased approximately $5.0 million during the six months ended September 30, 2016, in order to reflect an increase in expected Wind-Down Costs of $1.3 million and an increase in expected Reporting Costs of $3.7 million. The increases in expected Wind-Down Costs and expected Reporting Costs during the six months ended September 30, 2016, are primarily associated with an extension in the estimated length of the remaining liquidation period during the quarter ended September 30, 2016.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three and six months ended September 30, 2017. Trust professional costs incurred during the three and six months ended September 30, 2017 were approximately $2.0 million and $3.6 million, respectively, as compared to approximately $1.3 million and $2.5 million, respectively, for the three and six months ended September 30, 2016. The increase of $0.7 million from three-month period to period and the increase of $1.1 million from six-month period to period is primarily due to increases in Wind-Down Costs charged to the reserve. Trust Governance Costs incurred during the three and six months ended September 30, 2017 were approximately $1.1 million and $2.2 million, respectively, as compared to approximately $1.2 million and $2.5 million, respectively, for the three and six months ended September 30, 2016. The decrease of $0.1 million from three-month period to period and the decrease of $0.3 million from six-month period to period is primarily due to decreases in Wind-Down Costs charged to the reserve. Other administrative costs during the three and six months ended September 30, 2017 were approximately $37,000 and $94,000, respectively, as compared to approximately $40,000 and $139,000, respectively, for the three and six months ended September 30, 2016. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of September 30, 2017, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of September 30, 2017. In particular, as of September 30, 2017, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through January 2020, which date, beginning in the quarter ended December 31, 2016, is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend or reduce the current estimate of such remaining period of time for resolution and, therefore, extend or reduce the estimated remaining liquidation period of the GUC Trust from January 2020.

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

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended September 30, 2017:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, June 30, 2017	$31,855,381	$50,000	$1,495,232	$1,545,232	$33,400,613
New Allowed General Unsecured Claims	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	—	—	—

Total, September 30, 2017	$31,855,381	$50,000	$1,495,232	$1,545,232	$33,400,613

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

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

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of September 30, 2017 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(246,181)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(21,978)

Holdings as of September 30, 2017	—	—	—	498,118

Less: Distributions payable at September 30, 2017 (2)				(8,790)
Add: Distributions payable to holders of GUC Trust Units as of September 30, 2017				6,978
Less: Amounts set aside from distribution to fund projected GUC Trust costs and Avoidance Action Defense Costs				(30,957)

Distributable Assets as of September 30, 2017 (3)				$465,349

(1)	The numbers of New GM Securities and the amount of Distributable Cash shown as distributed include sales for (a) cash distributions to governmental entities to the extent such governmental entities requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities were precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust was required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.

(2)	Distributions Payable includes Distributions Payable in respect of excess distributions payable to holders of GUC Trust Units and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.
(3)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on October 24, 2017. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims as of September 30, 2017. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of September 30, 2017, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of September 30, 2017, $8.8 million of Distributable Cash. Such amount includes $7.0 million that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of September 30, 2017.

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

As of September 30 ,2017, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $465.3 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of newly Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended September 30, 2017, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was increased by $0.8 million to $31.0 million. Such increase was primarily related to a net increase in expected Wind-Down Costs. Accordingly, as of September 30, 2017, the GUC Trust had set aside from distribution Distributable Cash of $31.0 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at September 30, 2017.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential income tax liabilities on net realized gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the Internal Revenue Service, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2017, and all prior years, are no longer subject to examination and no income taxes may be assessed for the year ended March 31, 2017, and all prior years. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any income taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). Further, if any income taxes on any such recovery were to become payable, it is anticipated that such income taxes would be funded from the proceeds of such recovery. As a result, beginning with the quarter ended September 30, 2016 and as of September 30, 2017, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

GUC Trust Units

The following table presents the changes during the three months ended September 30, 2017, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at June 30, 2017	31,855,453
Issued during the period	1,350
Less: Issuable at beginning of period	(1,350)
Add: Issuable at end of period (1)	—

Outstanding or issuable at September 30, 2017 (2) (3)	31,855,453

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.
(3)	The number of GUC Trust Units outstanding or issuable at end of year does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

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

During the six months ended September 30, 2017, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $0.9 million from approximately $4.3 million to approximately $3.4 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $5.6 million, cash paid for Residual Wind-Down Claims and Costs of $11.7 million, and cash paid for distributions of $0.4 million, largely offset by cash from the sale of marketable securities in excess of reinvestments of $15.0 million and interest income received on such marketable securities of $1.6 million.

During the six months ended September 30, 2017, the funds invested by the GUC Trust in marketable securities decreased approximately $15.0 million, from approximately $522.4 million to approximately $507.4 million. The decrease was due primarily to the sale of marketable securities to fund the payments described above during the period. The GUC Trust earned approximately $2.1 million in interest income on such investments during the period.

As of September 30, 2017, the GUC Trust held approximately $510.9 million in cash and cash equivalents and marketable securities. Of such amount, approximately $498.1 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and any income tax liabilities (including Dividend Taxes, Investment Income Taxes and Taxes on Distribution) as they become due. Included in Distributable Cash at September 30, 2017, is approximately $13.8 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of September 30, 2017, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $8.8 million for liquidating distributions payable as of that date, and (b) $31.0 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $12.8 million in cash and cash equivalents and marketable securities at September 30, 2017, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $2.1 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.7 million of the remaining Administrative Fund and approximately $0.2 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs, Avoidance Action Defense Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $10.7 million is available for the payment of liquidation and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

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

“Forbearance Agreement” means an agreement between New GM and the GUC Trust by which (i) the GUC Trust agrees not to seek an order estimating the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions or seek the issuance of additional “Adjustment Shares” from New GM until the final resolution of certain litigation, (ii) New GM agrees to pay the costs of the GUC Trust’s litigation in connection with the Late Claims Motions and related litigation, and (iii) New GM and the GUC Trust agree to negotiate an appropriate rate of return from New GM should any GUC Trust distributions be held up solely due to the Late Claims Motions litigation.

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

“Proposed Plaintiff Settlement” means the unsigned, unexecuted agreement between the GUC Trust, on the one hand, and counsel for certain Ignition Switch Economic Loss Action and Other Economic Loss Action plaintiffs, certain Ignition Switch Pre-Closing Accident Plaintiffs, and the Additional Pre-Closing Accident Plaintiffs, on the other hand, regarding a potential settlement of certain issues underlying the Late Claims Motions.

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

A trial on a number of the key issues in the Term Loan Avoidance Action (the “Representative Assets Trial”) was conducted before the Bankruptcy Court from April 24, 2017 through May 5, 2017, followed by post-trial briefing and closing arguments on June 5, 2017. The Bankruptcy Court rendered a decision with respect to the Representative Assets Trial on September 26, 2017. On October 10, 2017, the Avoidance Action Trust filed a motion with the Bankruptcy Court seeking leave to appeal the decision on the Representative Assets Trial, which motion is currently pending. On October 24, 2017, the Administrative Agent filed a conditional notice of cross-appeal, seeking leave to appeal the decision on the Representative Assets Trial solely in the event that the Avoidance Action Trust’s motion is granted. Because the Bankruptcy Court’s decision (and any potential appeal) relates only to certain “representative” assets, it does not resolve all of the issues in the Term Loan Avoidance Action. The parties to the Term Loan Avoidance Action plan to engage in mediation in an effort to reach a consensual resolution of the Term Loan Avoidance Action.

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

The Avoidance Action Trust was established under the Plan separate from the GUC Trust. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action has been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. On June 6, 2011, the Committee commenced an adversary proceeding seeking a declaratory judgment that (i) the DIP Lenders are not entitled to any proceeds of the Term Loan Avoidance Action and have no interests in the Avoidance Action Trust, and (ii) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust. On December 2, 2011, the Bankruptcy Court entered an order in favor of the Committee, denying the DIP Lenders’ motions to dismiss and for summary judgment. On December 16, 2011, the DIP Lenders appealed this and other related rulings and decisions of the Bankruptcy Court. On July 3, 2012, the District Court for the Southern District of New York vacated the Bankruptcy Court’s judgment and remanded the case to the Bankruptcy Court, with instructions for the Bankruptcy Court judge to dismiss the Committee’s complaint without prejudice for want of subject matter jurisdiction. On July 16, 2016, the Committee and the Avoidance Action Trust filed a motion with the Bankruptcy Court seeking, among other relief, approval of a settlement between the DIP Lenders and the Committee resolving their dispute about the entitlement to proceeds of the Term Loan Avoidance Action. On August 24, 2016, the Approval Order was entered by the Bankruptcy Court. Pursuant to the Approval Order, the Bankruptcy Court has now approved a settlement of this dispute according to which, after the repayment by the Avoidance Action Trust of certain cash advances, any distributable proceeds are to be allocated and paid as follows: 70% to holders of Allowed General Unsecured Claims and 30% to the DIP Lenders. The Approval Order was affirmed by a Judgment of the District Court for the Southern District of New York on September 6, 2017. Beneficial interests in the Avoidance Action Trust (if any) will remain with the DIP Lenders and the holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units.

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

In its quarterly report on Form 10-Q filed October 24, 2017, New GM also disclosed that, through October 17, 2017, over 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, through October 17, 2017, several hundred actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these several hundred cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

Pursuant to the Order to Show Cause issued by the Bankruptcy Court, on December 22, 2016, various plaintiffs moved the Bankruptcy Court for permission to file late claims against the GUC Trust. Specifically, Ignition Switch Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose vehicles were recalled in NHTSA Recall No. 14v047; Other Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose cars were subject to other New GM recalls; and 175 Ignition Switch Pre-Closing Accident Plaintiffs each filed a proposed proof of claim. Together, these motions are the Late Claims Motions. On July 28, 2017, counsel for 171 so-called “Additional Pre-Closing Accident Plaintiffs” filed a motion with the Bankruptcy Court for authority to file late claims against the GUC Trust. Counsel for the Additional Pre-Closing Accident Plaintiffs supplemented their motion by adding 113 additional plaintiffs on August 12, 2017, and 64 additional plaintiffs on September 22, 2017, bringing the total to 348 Additional Pre-Closing Accident Plaintiffs.

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

Following briefing related to the Late Claims Motions, the GUC Trust engaged in discussions with counsel for certain Ignition Switch Economic Loss Action and Other Economic Loss Action plaintiffs, certain Ignition Switch Pre-Closing Accident Plaintiffs, and the Additional Pre-Closing Accident Plaintiffs regarding a potential settlement of certain issues underlying the Late Claims Motions. Such discussions meaningfully progressed, but never culminated in an executed settlement agreement (the “Proposed Plaintiff Settlement”). Instead, the GUC Trust entered into a “Forbearance Agreement” with New GM by which (i) the GUC Trust agrees not to seek an order estimating the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions or seek the issuance of additional “Adjustment Shares” from New GM until the final resolution of certain litigation, (ii) New GM agrees to pay the costs of the GUC Trust’s litigation in connection with the Late Claims Motions and related litigation, and (iii) New GM and the GUC Trust agree to negotiate an appropriate rate of return from New GM should any GUC Trust distributions be held up solely due to the Late Claims Motions litigation. While the Forbearance Agreement has been executed by the parties, its terms remain subject to certain conditions which may or may not ever be satisfied, including obtaining the approval of the Bankruptcy Court, together with a finding that the Proposed Plaintiff Settlement was not binding on the GUC Trust.

Counsel for the Ignition Switch Economic Loss Action and Other Economic Loss Action Plaintiffs, certain Ignition Switch Pre-Closing Accident Plaintiffs, and Additional Pre-Closing Accident Plaintiffs maintain that the Proposed Plaintiff Settlement is binding on the GUC Trust, notwithstanding that the agreement was never executed, and on September 11, 2017, filed a motion to enforce the Proposed Plaintiff Settlement in the Bankruptcy Court. On September 12, 2017, the GUC Trust filed a motion to authorize the Forbearance Agreement with New GM, which New GM joined.

Pursuant to a scheduling order entered on October 11, 2017, the Bankruptcy Court will decide the issues raised by the motions in two phases. Phase I will consist of whether the Proposed Plaintiff Settlement is binding on the GUC Trust, and whether New GM has standing to be heard on whether it is binding. Phase I discovery is ongoing, and is set for a bench trial in the Bankruptcy Court in December 2017. Phase II will occur after the conclusion of Phase I. If the Proposed Plaintiff Settlement is deemed binding on the GUC Trust, Phase II will determine whether the Bankruptcy Court should approve the Proposed Plaintiff Settlement. If the Proposed Plaintiff Settlement is deemed not to be binding, Phase II will determine, among other things, whether the Forbearance Agreement should be approved.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to vacate the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. The GUC Trust and New GM defeated an effort by that claimant to obtain relief from her settlement in the Bankruptcy Court and won an affirmance after the claimant appealed to the District Court for the Southern District of New York. The claimant took a further appeal to the Second Circuit. After oral argument on April 26, 2017, the Second Circuit affirmed the lower courts’ decisions on May 3, 2017. The claimant’s timely petition for rehearing en banc was denied on June 27, 2017. On September 28, 2017, the claimant filed a petition for a writ of certiorari with the United States Supreme Court, which petition is currently pending.

The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion had been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017 the claimant filed a notice of appeal of the Bankruptcy Court’s decision.

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

Other than the foregoing, during the quarter ended September 30, 2017 no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

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

In its quarterly report on Form 10-Q filed October 24, 2017, New GM also disclosed that, through October 17, 2017, over 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, through October 17, 2017, several hundred actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these several hundred cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

Pursuant to the Order to Show Cause issued by the Bankruptcy Court, on December 22, 2016, various plaintiffs moved the Bankruptcy Court for permission to file late claims against the GUC Trust. Specifically, Ignition Switch Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose vehicles were recalled in NHTSA Recall No. 14v047; Other Economic Loss Action plaintiffs filed a proposed class proof of claim on behalf of individuals whose cars were subject to other New GM recalls; and 175 Ignition Switch Pre-Closing Accident Plaintiffs each filed a proposed proof of claim. Together, these motions are the Late Claims Motions. On July 28, 2017, counsel for 171 so-called “Additional Pre-Closing Accident Plaintiffs” filed a motion with the Bankruptcy Court for authority to file late claims against the GUC Trust. Counsel for the Additional Pre-Closing Accident Plaintiffs supplemented their motion by adding 113 additional plaintiffs on August 12, 2017, and 64 additional plaintiffs on September 22, 2017, bringing the total to 348 Additional Pre-Closing Accident Plaintiffs.

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

Following briefing related to the Late Claims Motions, the GUC Trust had engaged in discussions with counsel for certain Ignition Switch Economic Loss Action and Other Economic Loss Action plaintiffs, certain Ignition Switch Pre-Closing Accident Plaintiffs and the Additional Pre-Closing Accident Plaintiffs regarding a potential settlement of certain issues underlying the Late Claims Motions. Such discussions meaningfully progressed, but never culminated in an executed settlement agreement. Instead, the GUC Trust entered into a “Forbearance Agreement” with New GM by which (i) the GUC Trust agrees not to seek an order estimating the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions or seek the issuance of additional “Adjustment Shares” from New GM until the final resolution of certain litigation, (ii) New GM agrees to pay the costs of the GUC Trust’s litigation in connection with the Late Claims Motions and related litigation, and (iii) New GM and the GUC Trust agree to negotiate an appropriate rate of return from New GM should any GUC Trust distributions be held up solely due to the Late Claims Motions litigation. While the Forbearance Agreement has been executed by the parties, its terms remain subject to certain conditions which may or may not ever be satisfied, including obtaining the approval of the Bankruptcy Court, together with a finding that the Proposed Plaintiff Settlement was not binding on the GUC Trust.

Counsel for the Ignition Switch Economic Loss Action and Other Economic Loss Action Plaintiffs, certain Ignition Switch Pre-Closing Accident Plaintiffs, and Additional Pre-Closing Accident Plaintiffs maintain that the Proposed Plaintiff Settlement is binding on the GUC Trust, notwithstanding that the agreement was never executed, and on September 11, 2017, filed a motion to enforce the Proposed Plaintiff Settlement in the Bankruptcy Court. On September 12, 2017, the GUC Trust filed a motion to authorize the Forbearance Agreement with New GM, which New GM joined.

Pursuant to a scheduling order entered on October 11, 2017, the Bankruptcy Court will decide the issues raised by the motions in two phases. Phase I will consist of whether the Proposed Plaintiff Settlement is binding on the GUC Trust, and whether New GM has standing to be heard on whether it is binding. Phase I discovery is ongoing, and is set for a bench trial in the Bankruptcy Court in December 2017. Phase II will occur after the conclusion of Phase I. If the Proposed Plaintiff Settlement is deemed binding on the GUC Trust, Phase II will determine whether the Bankruptcy Court should approve the Proposed Plaintiff Settlement. If the Proposed Plaintiff Settlement is deemed not to be binding, Phase II will determine, among other things, whether the Forbearance Agreement should be approved.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to vacate the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. The GUC Trust and New GM defeated an effort by that claimant to obtain relief from her settlement in the Bankruptcy Court and won an affirmance after the claimant appealed to the District Court for the Southern District of New York. The claimant took a further appeal to the Second Circuit. After oral argument on April 26, 2017, the Second Circuit affirmed the lower courts’ decisions on May 3, 2017. The claimant’s timely petition for rehearing and rehearing en banc was denied on June 27, 2017. On September 28, 2017, the claimant filed a petition for a writ of certiorari with the United States Supreme Court, which petition is currently pending.

The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion had been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017 the claimant filed a notice of appeal of the Bankruptcy Court’s decision.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2017 and March 31, 2017, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2017 and 2016 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2017

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ Beth A. Andrews
Name:	Beth A. Andrews
Title:	Vice President of Wilmington Trust Company