Form 10-K
period 2018-03-31
Motors Liquidation Co
filed 2018-06-11
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements about the assets, financial condition and prospects of the Motors Liquidation Company GUC Trust, or the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the outcome of and the ultimate recovery on the Term Loan Avoidance Action (as defined below) and any related incurrence of Allowed General Unsecured Claims (as defined below), the Bankruptcy Court’s ruling on the Settlement Agreement (as defined below) if the Settlement Agreement is not approved, the ultimate outcome of the Late Claims Motions (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. These forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Form 10-K. When used in this Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

GLOSSARY

A glossary of defined terms used in this Form 10-K is provided beginning on page 16.

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

The primary consideration provided by New GM to the Debtors under the MSPA was 150 million shares of common stock of New GM, or the New GM Common Stock, issued by General Motors Company, amounting to approximately 10% of the outstanding New GM Common Stock at the time of the closing of the 363 Transaction, a series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $10.00 per share, which were scheduled to expire on July 10, 2016, or the New GM Series A Warrants, and another series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $18.33 per share, that were scheduled to expire on July 10, 2019, or the New GM Series B Warrants, and, collectively, the New GM Warrants. Together, the New GM Warrants constituted approximately 15% of the New GM Common Stock on a fully-diluted basis at the time of their issuance. Collectively, the New GM Common Stock and the New GM Warrants are referred to as the New GM Securities. As described below, all of the GUC Trust’s holdings of the New GM Securities were liquidated in July and August 2015.

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

In the event that the Bankruptcy Court enters an order, or orders, that include a finding that the estimated aggregate Allowed General Unsecured Claims against the Debtors exceed $35 billion, New GM will be required, pursuant to the MSPA, to issue additional shares of New GM Common Stock, or Additional Shares, for the benefit of the GUC Trust’s beneficiaries. The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of the 363 Transaction and before issuance of the Additional Shares) and (ii) a fraction, (a) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (b) the denominator of which is $7 billion. No Additional Shares have been issued as of the date of filing of this Form 10-K. Notwithstanding the foregoing, if the Settlement Agreement is approved by the Bankruptcy Court, any Additional Shares issued as a result of the entry of a claims estimation order relating to certain claims underlying the Late Claims Motions will be placed in a fund for the exclusive benefit of certain plaintiffs with respect to such claims, and the holders of beneficial interests in the GUC Trust and the defendants in the Term Loan Avoidance Action will be deemed to irrevocably waive and release any and all right to the Additional Shares.

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

The Plan and the Formation of the GUC Trust

The Plan treats all creditors and equity interest holders in accordance with their relative priorities under the Bankruptcy Code, and designates six distinct classes of claims or equity interests: secured claims, priority non-tax claims, general unsecured claims, property environmental claims, asbestos personal injury claims and equity interests in MLC. The GUC Trust is primarily tasked with the resolution and satisfaction of general unsecured claims. Under the terms of the Plan, for each $1,000 in amount of allowed general unsecured claims against the Debtors, or the Allowed General Unsecured Claims, the holders of such claims are currently entitled to receive (upon delivery of any information required by the GUC Trust) approximately $296 in cash (which dollar value shifts slightly due to rounding as required by the Plan), which represents the net cash value of the New GM Securities that otherwise would have been distributed to such claimant prior to entry of the Liquidation Order (as defined below), together with associated cash in lieu of fractional shares and Dividend Cash (as defined below), as well as one GUC Trust Unit. Any holders of disputed general unsecured claims against the Debtors, or the Disputed General Unsecured Claims, will receive subsequent distributions of cash and GUC Trust Units, in respect of such claims, only if and to the extent that their Disputed General Unsecured Claims are subsequently allowed, or Resolved Disputed Claims. There are currently no unresolved Disputed General Unsecured Claims. (See “Functions and Responsibilities of the GUC Trust – Resolution of Disputed General Unsecured Claims” below.)

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

The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2019. The duration of the GUC Trust may in the future be shortened or further extended upon application to and approval by the Bankruptcy Court as necessary to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

Moreover, the usage of the Administrative Fund for the payment of fees and expenses of the GUC Trust is subject to a budget (the “Budget”), which must be submitted on an annual basis to the GUC Trust Monitor and the DIP Lenders for their approval and is updated quarterly as needed. The GUC Trust Agreement provides that any Wind-Down Costs incurred by the GUC Trust that exceed or are not covered by the Budget cannot be paid from the Administrative Fund, except with written consent of the DIP Lenders or Bankruptcy Court approval, in limited circumstances.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the U.S. Securities and Exchange Commission (the “SEC”), (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee (as defined below) to the Internal Revenue Service (the “IRS”) for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Budget. However, the GUC Trust Agreement provides the GUC Trust Administrator with the authority to set aside from distribution and appropriate Distributable Cash (as defined below) to fund such Reporting Costs (the “Reporting and Transfer Cash”) and projected tax liabilities (other than those included in the Budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below. Prior to the sale of all New GM Securities previously held by the GUC Trust in July and August 2015 as described below, the GUC Trust Administrator was authorized to set aside from distribution and sell New GM Securities to fund such Reporting Costs and projected tax liabilities with the approval of the Bankruptcy Court and/or the GUC Trust Monitor as described below.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2018, approximately $21.2 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation.

As described in Item 3 (“Legal Proceedings”), the GUC Trust has executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would provide for the Settlement Payment to such plaintiffs of $15.0 million and for the payment of noticing costs of up to $6.0 million, among other provisions. On May 2, 2018 and May 3, 2018, respectively, the GUC Trust Administrator filed motions seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $6.0 million for the purpose of satisfying such noticing costs and $15.0 million for the purpose of satisfying the Settlement Payment. No hearing date has been scheduled with respect to the Settlement Payment or the noticing costs.

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

Prior to the liquidation of all its holdings of New GM Common Stock described above, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references in this Form 10-K to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

The GUC Trust does not and will not engage in any trade or business. As a result, the only income earned by the GUC Trust is interest income and dividends from permitted investments of cash as prescribed by the GUC Trust Agreement. The GUC Trust has no other sources of income. As of March 31, 2018, the GUC Trust had an aggregate of approximately $2.6 million in cash and cash equivalents and $505.2 million in marketable securities consisting of U.S. Treasury bills.

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

Pursuant to the GUC Trust Agreement, quarterly distributions are required to be made to (i) holders of Resolved Allowed Claims, and (ii) beneficiaries of GUC Trust Units (including persons listed in (i)), subject to the following limitation: the GUC Trust will make quarterly distributions in respect of the GUC Trust Units only if and to the extent that (a) certain previously Disputed General Unsecured Claims asserted against the Debtors are either disallowed or are otherwise resolved favorably to the Debtors’ estates (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Disputed General Unsecured Claims), (b) as a result of a litigated or consensual resolution, the amount of Term Loan Avoidance Action Claims is reduced (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Term Loan Avoidance Action Claims), or (c) the amount of Distributable Cash set aside for purposes of funding potential Wind-Down Costs, Reporting Costs and/or Taxes on Distribution, as applicable, is reduced from prior levels, and in each case the resulting amount of Excess GUC Trust Distributable Assets as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement, or the Minimum Threshold. Prior to the liquidation of all New GM Securities previously held by the GUC Trust described above, the Minimum Threshold was equal to: (i) with respect to New GM Common Stock, 1,000,000 shares of New GM Common Stock, (ii) with respect to the New GM Series A Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), (iii) with respect to the New GM Series B Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), and (iv) with respect to cash, $5 million. Following such liquidation of New GM Securities, the Minimum Threshold is equal to: (i) with respect to Distributable Cash, approximately $67.0 million, and (ii) with respect to other distributable assets of the GUC Trust, if any, an amount to be determined by the GUC Trust Administrator (and approved by the GUC Trust Monitor) or determined by the Bankruptcy Court, as appropriate. Notwithstanding the foregoing, holders of Resolved Allowed Claims receiving quarterly distributions will additionally receive distributions in respect of their GUC Trust Units that such recipients would have previously received had they been holders of Initial Allowed General Unsecured Claims (as defined below).

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

On or about the Effective Date, there were approximately $29,771 million in Allowed General Unsecured Claims, or the Initial Allowed General Unsecured Claims. As of March 31, 2018, there were approximately $31,855 million in Allowed General Unsecured Claims. See the table on page 40 for a summary of the Allowed General Unsecured Claims, Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.

Since the Effective Date, the GUC Trust has made certain quarterly distributions. These quarterly distributions have been made (i) to holders of Resolved Allowed Claims arising during the GUC Trust’s preceding fiscal quarter, if any, (ii) to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements, if any, and (iii) to beneficiaries of GUC Trust Units for fiscal quarters in which the amount of GUC Trust Distributable Assets as of the end of the relevant quarter exceeded the Minimum Threshold. Distributions in the fiscal years ended March 31, 2018 and 2017 are described below.

During the year ended March 31, 2017, the GUC Trust made distributions to holders of GUC Trust Units (in respect of the quarter ended September 30, 2016) resulting primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of Taxes on Distribution. In addition, during the years ended March 31, 2018 and 2017, distributions were made to holders of Allowed General Unsecured Claims arising in the quarters ended December 31, 2017, June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016. Additionally, distributions were made during the years ended March 31, 2018 and 2017 to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

In respect of Allowed General Unsecured Claims aggregating $31,855 million as of March 31, 2018, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2018, $1.8 million of Distributable Cash. See the table on page 41 for a summary of the GUC Trust’s distributable assets.

As discussed above, in addition to Distributable Cash, the GUC Trust Agreement also provides for the distribution of beneficial interests in units, or GUC Trust Units, to holders of Allowed General Unsecured Claims in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. Pursuant to a No Action Letter received from the SEC on May 23, 2012 (the “No Action Letter”), the GUC Trust Units are currently issued in book-entry form only, represented by one or more global certificates registered in the name of the Depository Trust Company (which is referred to in this Form 10-K as DTC), as depositary, or Cede & Co., its nominee. See “Description of the GUC Trust Units” below for a more detailed discussion of the GUC Trust Units. As such, the GUC Trust Units are transferable in accordance with the procedures of DTC and its direct and indirect participants. The GUC Trust has issued additional GUC Trust Units, in transferable form, in connection with each of the quarterly distributions that occurred in respect of the fiscal quarter ended June 30, 2012 and thereafter. As of March 31, 2018, the total number of GUC Trust Units outstanding or issuable was 31,855,504.

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

There were approximately $8,154 million in Disputed General Unsecured Claims as of the Effective Date. This amount reflects liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims, but does not include Term Loan Avoidance Action Claims. As of March 31, 2018, there were no remaining Disputed General Unsecured Claims, but there remained $50.0 million in claim amount that is not associated with any particular claim, which has been set aside by the GUC Trust Administrator as a general claim contingency for any future disputed claims or other obligations of the GUC Trust. Including such amount, Disputed General Unsecured Claims decreased by approximately $8,104 million as compared to the amount of Disputed General Unsecured Claims existing on or around the Effective Date. See the table on page 40 for a summary of the status of the claims resolution process as of March 31, 2018.

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

In accordance with the Plan, each of the Debtors was dissolved on or prior to the Dissolution Date. Upon the dissolution of MLC, the New GM Securities and certain remaining cash and other assets of MLC were transferred to the GUC Trust and the GUC Trust assumed responsibility for the wind-down of the Debtors. This includes monitoring and enforcing the implementation of the Plan as it relates to the wind-down, paying taxes and filing tax returns, making any other necessary filings related to the wind-down and taking any other actions necessary or appropriate to wind-down the Debtors and obtain an order, or orders, closing the chapter 11 cases of the Debtors. The GUC Trust is also responsible for resolving and satisfying (to the extent allowed) any remaining disputed Residual Wind-Down Claims.

Under the Plan, the Debtors were directed to transfer to the GUC Trust assets in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, or the Residual Wind-Down Assets, including the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $40.0 million in cash (including approximately $1.4 million for the payment of Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. Based on the Debtors’ estimate of the amount necessary to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, the GUC Trust Administrator established a reserve for Residual Wind-Down Claims of approximately $33.8 million relating to approximately $246.2 million in Residual Wind-Down Claims (which amount was increased to $278.5 million by additional Residual Wind-Down Claims arising subsequent thereto). In addition, the GUC Trust increased its reserve for liquidation costs by approximately $9.0 million for Residual Wind-Down Costs associated with these obligations and Avoidance Action Defense Costs (subsequently the remaining amounts associated with Residual Wind-Down Costs in reserves for expected liquidation costs were reclassified to reserves for Residual Wind-Down Claims and Costs). Since the Dissolution Date, the GUC Trust has resolved approximately $278.5 million in disputed Residual Wind-Down Claims, allowing $35.5 million, while disallowing $243.0 million.

As of March 31, 2018, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs will remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement by the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

As of March 31, 2018, Residual Wind-Down Assets of $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down

Claims and Costs against such assets as of March 31, 2018. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Statement of Net Assets in Liquidation.

While not expected at this time, if the GUC Trust determines that additional Avoidance Action Defense Costs will be paid in the future in amounts exceeding the remaining Residual Wind-Down Assets, such deficiency will be satisfied by any available remaining Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized, with GUC Trust Monitor approval, to reserve and, with Bankruptcy Court approval, to appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is appropriated to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims (including Avoidance Action Defense Costs), such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims (including Avoidance Action Defense Costs) could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any remaining appropriated Distributable Cash will be distributed to the beneficiaries of the GUC Trust Units.

•	Administrative Structure and Responsibilities of the GUC Trust

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage Trust Professionals to assist the GUC Trust Administrator in the administration of the GUC Trust. The GUC Trust Administrator is authorized by the GUC Trust Agreement to retain, pay, oversee, direct the services of, and (subject to GUC Trust Monitor approval) terminate Trust Professionals, to assist in the administration of the GUC Trust, particularly in connection with the claims resolution process, the preparation of financial statements, and the GUC Trust’s record keeping and reporting functions. The GUC Trust and GUC Trust Administrator rely solely on receiving accurate information, reports and other representations from (i) the Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. In filing this Form 10-K and executing any related documentation on behalf of the GUC Trust, the GUC Trust Administrator has relied upon the accuracy of such reports, information and representations. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Form 10-K. In addition to issuing GUC Trust Units and making distributions of Distributable Cash to holders of Allowed General Unsecured Claims, the GUC Trust is also responsible for the administrative tasks that are incidental to the resolution and, to the extent they are allowed, satisfaction of any Disputed General Unsecured Claims remaining against the Debtors as of the Effective Date.

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

As of March 31, 2018, approximately $1.7 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation. Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As has previously occurred with respect to the Administrative Fund and the Reporting and Transfer Cash, if the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including any Dividend Taxes and Investment Income Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) the GUC Trust is required to fund Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve Distributable Cash for these purposes. The GUC Trust Administrator may then appropriate Distributable Cash to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to appropriation of Distributable Cash for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the appropriation of such Distributable Cash will constitute part of Other Administrative Cash.

Distributable Cash that is reserved or appropriated in the manner described above will not be available for distribution to the beneficiaries of GUC Trust Units. As such, increased Wind-Down Costs (including any Dividend Taxes and Investment Income Taxes), Reporting Costs and/or any Taxes on Distribution could reduce the GUC Trust’s otherwise distributable assets. To the extent that any reserved Distributable Cash or Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining funds will be distributed by the GUC Trust to the holders of the GUC Trust units.

Other than for the matters described above and matters that are incidental to them, the GUC Trust does not and will not engage in any business activities. In particular, the GUC Trust does not and will not engage in any trade or business.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on any capital gains realized upon (a) the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units, (b) by sale of New GM Securities, (c) any recoveries by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Item 3 (“Legal Proceedings”) below or (d) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for remaining net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. See “Critical Accounting Policies and Estimates—Income Taxes” in item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 8 (“Income Taxes”) in Item 8 below. As a result of cumulative capital losses utilizing the new tax position described below and net operating losses, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future, except potentially with respect to (a) any taxes due on any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above and (b) any Taxes on Distribution from receipt and subsequent distribution or sale by the GUC Trust of Additional Shares. Neither of these two potential events is determinable nor estimable at this time.

As previously disclosed, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that the transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The new tax position has not been sustained on examination by the IRS as of the date hereof. However, the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position will be sustained on examination by the IRS based on the technical merits of the position. Accordingly, this new tax position has been recognized in the current and deferred income tax liabilities and the income tax provision in the GUC Trust’s financial statements since the quarter ended September 30, 2013.

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017 and prior years are no longer subject to examination by the

IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to (a) any taxes due on any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above and (b) any Taxes on Distributions resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above. Neither of these potential events is determinable nor estimable at this time.

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2017 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2017 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to (a) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above and (b) and any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which potential events are not determinable or estimable at this time. In addition, no income taxes are expected to be paid in the future, except potentially with respect to (a) any income taxes due on any recovery on the proposed settlement of the securities class action against New GM and (b) any Taxes on Distribution resulting from any receipt and subsequent distribution or sale of Additional Shares, which are not determinable or estimable at this time. Further, if any income taxes on any recovery on the proposed settlement of the securities class action against New GM were to become payable, it is anticipated that such income taxes would be funded from the proceeds of such recovery. Also, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time. Such determination was also made for each quarter since (and including) September 30, 2016.

For additional information, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As described in Item 3 (“Legal Proceedings”) below, litigation with respect to the Term Loan Avoidance Action is ongoing. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action has been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. As described in Item 3 (“Legal Proceedings”) below, the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016 (the “Approval Order’), which order was affirmed on appeal and is fully in effect. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which, in such capacity, is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust) (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). As used in this Form 10-K, the amounts of “Disputed General Unsecured Claims” do not include any Term Loan Avoidance Action Claims. Through March 31, 2018, the Avoidance Action Trust had reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $1.8 million. As a result, corresponding Term Loan Avoidance Action Claims of approximately $1.8 million were allowed by the GUC Trust pursuant to the Plan. Unless and until further Term Loan Avoidance Action Claims are allowed, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims are allowed, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will have its recovery diluted through the incurrence of Resolved Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

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

For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

Dissolution of the GUC Trust

The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2019. The GUC Trust Administrator can apply to the Bankruptcy Court for a shorter or longer term in order to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. It is currently anticipated that the GUC Trust will be required to seek approval to further extend its term, because, although it is uncertain at this time, it is anticipated that the wind-down and distribution of assets will not be completed prior to March 31, 2019.

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

Availability of Information Relating to the GUC Trust and New GM

The GUC Trust files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. In addition, the GUC Trust files quarterly reports pursuant to the requirements of the GUC Trust Agreement, or GUC Trust Reports, with the Bankruptcy Court and also files these reports under cover of Form 8-K with the SEC. The GUC Trust Agreement, related documentation and all information filed with the Bankruptcy Court by the GUC Trust Administrator, including the GUC Trust

Reports, can be accessed free of charge on the GUC Trust website at www.mlcguctrust.com, and the GUC Trust’s and New GM’s filings with the SEC can be accessed free of charge at www.sec.gov. As of March 31, 2018, New GM’s common stock was trading at $36.34 per share and New GM’s 2019 warrants were trading at $18.70 per warrant. The GUC Trust does not currently hold any New GM common stock or warrants

Description of the GUC Trust Units

The following summary of the GUC Trust Units is not intended to be complete and is subject to, and qualified in its entirety by reference to, the GUC Trust Agreement, as amended, and the Delaware Act. You should read the GUC Trust Agreement, as amended and restated, which is filed as an exhibit to this annual report on Form 10-K for additional information.

The GUC Trust Agreement provides for the distribution of GUC Trust Units for the benefit of creditors holding Allowed General Unsecured Claims, in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. To the extent a Disputed General Unsecured Claim or a Term Loan Avoidance Action Claim became or becomes an Allowed General Unsecured Claim, the holder of that claim received or receives Distributable Cash (including Dividend Cash) and the GUC Trust Units corresponding to what the holder would have received had the claim been allowed as of the Effective Date. To the extent all or portion of a Disputed General Unsecured Claim was ultimately disallowed (or it becomes clear that the Term Loan Avoidance Claims, or a portion thereof, shall not become Allowed General Unsecured Claims), Distributable Cash reserved for that claim or such disallowed portion of that claim became or will become excess assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units.

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

In addition, while not expected at this time, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (and there is no remaining Other Administrative Cash designated to satisfy such claims), the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. Such appropriated Distributable Cash will be added to the Other Administrative Cash, which will be used for the payment of the Residual Wind-Down Claims. To the extent that Distributable Cash is set aside to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims could reduce the assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved or appropriated Distributable Cash will be distributed to the beneficiaries of the GUC Trust Units.

•	Liquidation Distribution upon Dissolution

The GUC Trust had an initial stated term of three years from the Effective Date, which has been extended by the Bankruptcy Court to March 31, 2019. The duration of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

“Additional Pre-Closing Accident Plaintiffs” means the 171 plaintiffs for which a motion was filed with the Bankruptcy Court on July 28, 2017 for authority to file late claims against the GUC Trust.

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

“DIP Lenders” means the United States Department of Treasury and the Governments of Canada and Ontario, through Export Development Canada.

“Disputed General Unsecured Claims” means the general unsecured claims against the Debtors that are disputed at a given time and does not include any Term Loan Avoidance Action Claims.

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

“Excess GUC Trust Distributable Assets” means (i) Distributable Cash (previously New GM Securities) and Dividend Cash associated with such Distributable Cash (only if and to the extent such Distributable Cash (or New GM Securities) and Dividend Cash

(a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund projected liquidation and administrative costs, Dividend Taxes, Investment Income Taxes or Taxes on Distribution of the GUC Trust) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

“Forbearance Agreement” means the agreement between New GM and the GUC Trust, since terminated in accordance with its terms, by which (i) the GUC Trust agreed not to seek an order estimating the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions or seek the issuance of Additional Shares from New GM until the final resolution of certain litigation, (ii) New GM agreed to pay the costs of the GUC Trust’s litigation in connection with the Late Claims Motions and related litigation, and (iii) New GM and the GUC Trust agreed to negotiate an appropriate rate of return from New GM should any GUC Trust distributions be held up solely due to the Late Claims Motions litigation. “GUC Trust” means the Motors Liquidation Company GUC Trust.

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

“IRS” means the Internal Revenue Service.

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

“New GM Series A Warrants” means the warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that were scheduled to expire on July 10, 2016.

“New GM Series B Warrants” means the warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that were scheduled to expire on July 10, 2019.

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

“Order to Show Case” means the order issued by the Bankruptcy court, dated December 13, 2016, and addressing the 2016 Threshold Issues.

“Other Administrative Cash” means the amount of cash, cash equivalents and marketable securities held by the GUC Trust that relates to proceeds from the sale of New GM Securities or appropriated Distributable Cash that had been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust, plus (a) any Dividend Cash related to New GM Common Stock so sold or Distributable Cash so appropriated and (b) investment income earned on marketable securities and cash equivalents.

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

“Reporting Costs” means fees, costs and expenses of the GUC Trust directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the IRS for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect of the distribution of New GM Securities and (iv) certain legal proceedings relating to the Term Loan Avoidance Action.

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

“Residual Wind-Down Claims” means all disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors that were remaining as of the Dissolution Date and are not resolved at a given time.

“Residual Wind-Down Costs” means certain costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims.

“Resolved Allowed Claims” means the Resolved Term Loan Avoidance Action Claims and the Resolved Disputed Claims.

“Resolved Disputed Claims” means previously Disputed General Unsecured Claims that are subsequently allowed.

“Resolved Term Loan Avoidance Action Claims” means the Term Loan Avoidance Action Claims that are subsequently allowed as a result of recoveries by the Avoidance Action Trust pursuant to the Term Loan Avoidance Action.

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

“Settlement Agreement” means the settlement agreement, dated as of April 25, 2018, between the GUC Trust and certain plaintiffs to settle the Late Claims Motions and other related issues, which agreement, as amended, is currently subject to Bankruptcy Court approval.

“Settlement Payment” means the $15.0 million payment from the GUC Trust to a fund for the benefit of certain plaintiffs, to be made pursuant to the Settlement Agreement.

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

“Term Loan Avoidance Action Claims” means the potential Allowed General Unsecured Claims that will arise in the amount of any recovery of proceeds if the Avoidance Action Trust Administrator is successful in its prosecution of the Term Loan Avoidance Action. For the avoidance of doubt, as used in this Form 10-K, the amounts of “Disputed General Unsecured Claims” do not include any Term Loan Avoidance Action Claims.

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

Remaining distributions with respect to the GUC Trust Units are principally contingent on the amount of Term Loan Avoidance Action Claims that are allowed, the results of which cannot be predicted in advance.

The amount of remaining Distributable Cash that is ultimately distributed to each GUC Trust Unit beneficiary will principally depend on the amount of Resolved Term Loan Avoidance Action Claims. Additional Term Loan Avoidance Action Claims could become allowed in the event that the Avoidance Action Trust Administrator is successful in prosecuting or settles the Term Loan Avoidance Action and recovers the proceeds of such legal action. To the extent that the Avoidance Action Trust Administrator is successful in obtaining a judgment against the defendant(s) in the Term Loan Avoidance Action, or settles the Term Loan Avoidance Action, Term Loan Avoidance Action Claims will become allowed in the amount of any transfers actually avoided and disgorged pursuant to the Term Loan Avoidance Action or any settlement. Once such Term Loan Avoidance Action Claims are allowed, the holders of such claims will be entitled to receive a distribution of Distributable Cash and GUC Trust Units from the GUC Trust corresponding to the amounts of such claims. Such a distribution would reduce the amount of Distributable Cash available for distribution to the current beneficiaries of GUC Trust Units and the pro rata share of Distributable Cash distributed in the future to which the current beneficiaries of GUC Trust Units are entitled. It is not possible to predict the number or amount of Term Loan Avoidance Action Claims that will be allowed. Thus, the aggregate amount of Distributable Cash that is ultimately available for distribution in respect of the GUC Trust Units is not presently determinable.

Following the change of the form of the GUC Trust Units into book-entry form only, represented by one or more global certificates registered in the name of DTC, as depositary, or Cede & Co., its nominee, for so long as DTC is willing to act in that capacity, as described above, beneficial interests in the Avoidance Action Trust remained with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim will have its recovery diluted through the allowance of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

The remaining liquidation period of the GUC Trust is uncertain, because the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. If the remaining liquidation period exceeds current estimates, Wind-Down and Reporting and Transfer Costs are likely to exceed amounts accrued at March 31, 2018.

The remaining liquidation period of the GUC Trust is uncertain. The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2019. The GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. The term of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the resolution of all potential claims and the wind-down of MLC. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence. It is currently anticipated that the GUC Trust will be required to seek further approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2019. As of March 31, 2018, for purposes of recording reserves for Expected Costs of Liquidation, the GUC Trust has estimated that the remaining liquidation period will extend through November 2020. If the GUC Trust is required to seek another extension of the term and such request is approved by the Bankruptcy Court, and if the remaining liquidation period extends beyond November 2020, additional Wind-Down Costs and Reporting and Transfer Costs are likely to be incurred in continuing the operations of the GUC Trust beyond those accrued as of March 31, 2018.

The GUC Trust may be required to set aside additional Distributable Cash to fund Wind-Down Costs or Reporting Costs of the GUC Trust if the current set asides of Distributable Cash for such purposes are insufficient, which would reduce the amount of Distributable Cash available for distribution to GUC Trust Unit beneficiaries.

As has previously occurred as described below, to the extent that the Administrative Fund is or has at any time been insufficient to satisfy the Wind-Down Costs of the GUC Trust, or that the Reporting and Transfer Cash is or has at any time been insufficient to satisfy the Reporting Costs of the GUC Trust, the GUC Trust Administrator has been and continues to be authorized, with the approval of the GUC Trust Monitor, to set aside, and, with the approval of the Bankruptcy Court, to appropriate Distributable Cash to cover such shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust.

Prior to the liquidation of all New GM Securities previously held by the GUC Trust described under the heading “The GUC Trust Assets” in Item 1 (“Business”) above, in March and December 2012, and again in January 2015, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain accrued and projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Pursuant to such approvals, sales of New GM Securities to fund estimated and projected Wind-Down Costs, along with estimated and projected Reporting Costs, aggregated approximately $61.7 million, including Dividend Cash of $0.2 million (which amount of $61.7 million comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2018, Distributable Cash (including Dividend Cash) of $24.7 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units.

As described below and in Item 3 (“Legal Proceedings”), the GUC Trust has executed a Settlement Agreement with certain plaintiffs. Pursuant to such Settlement Agreement, on May 2, 2018, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $6.0 million for the purpose of satisfying noticing costs pursuant to such Settlement Agreement. No hearing date has been scheduled with respect to such motion.

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

Since the beginning of 2014, New GM has recalled millions of vehicles due to defective ignition switches, including, but not limited to, the Ignition Switch Recall, and has recalled millions more vehicles to address certain electrical and other safety concerns. Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed April 26, 2018, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions). Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions, and the Personal Injury Actions, see “General Motors Product Recalls” in Item 3 (“Legal Proceedings”) below.

As previously disclosed in a Current Report on Form 8-K filed on May 4, 2018, the GUC Trust, on April 25, 2018, entered into an agreement, or the Settlement Agreement, with certain plaintiffs to settle the Late Claims Motions and various related issues. The approval of the Bankruptcy Court is required for the Settlement Agreement to be effective. On May 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement. No hearing date has yet been scheduled for such motion. At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue are due on June 12, 2018. In addition, New GM has filed a motion requesting that the Bankruptcy Court stay any proceedings related to approval of the Settlement Agreement until further resolution of the MDL Proceeding.

The Settlement Agreement filed for approval with the Bankruptcy Court provides for the following: (a) upon entry of a Bankruptcy Court order approving procedures for notifying plaintiffs of the proposed settlement, the GUC Trust will pay the reasonable costs and expenses of providing such notice, up to a maximum of $6.0 million; (b) upon entry of a Bankruptcy Court order approving the settlement documented in the Settlement Agreement, the GUC Trust will pay $15.0 million, or the Settlement Payment, to a fund for the benefit of certain plaintiffs; (c) concurrently with the Settlement Payment, all plaintiffs will be deemed to irrevocably waive and release all present and future claims against the GUC Trust related to the issues underlying the Late Claims Motions; (d) the GUC Trust will seek entry of an order estimating the amount of plaintiffs’ claims, which may, depending on the amount of the Bankruptcy Court’s estimate, trigger the obligation of New GM to issue Additional Shares; (e) any and all Additional Shares issued as a result of the entry of a claims estimation order will be placed in a fund for the exclusive benefit of certain plaintiffs; and (f) concurrently with the making of the Settlement Payment, all holders of beneficial interest in the GUC Trust, as well as the defendants in the Term Loan Avoidance Action, will be deemed to irrevocably waive and release any and all rights to the Additional Shares.

As previously disclosed in a Current Report on Form 8-K filed on May 30, 2018, on May 22, 2018, the GUC Trust entered into an amended version of the Settlement Agreement intended to clarify the intent of certain provisions of the Settlement Agreement. The amendments clarify that the Bankruptcy Court’s estimation of the plaintiffs’ claims against the GUC Trust, while subject to appeal, will not afford the plaintiffs the ability to seek jury trials to determine the amount of individual claims for distribution purposes. The amendments further clarify that, if the Settlement Agreement is approved, the plaintiffs will be subject to a complete and irrevocable waiver and release in regards to any claims against the GUC Trust or the GUC Trust assets upon payment of the Settlement Payment. Lastly, the amendments clarify that the plaintiffs will also waive jury trial rights in regards to the determination of the amount of individual claims that are estimated for allowance purposes.

New GM opposes the Settlement Agreement on various grounds, including the assertion that the filing of the GUC Trust’s motion to estimate the claims subject to the Settlement Agreement breached certain obligations of the GUC Trust to New GM under the MSPA.

A copy of the Settlement Agreement was filed as an exhibit to the GUC Trust’s Current Report on Form 8-K filed with the SEC on May 4, 2018, and the amended version was filed as an exhibit to the GUC Trust’s Current Report on Form 8-K filed with the SEC on May 30, 2018.

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

The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion had been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision. That appeal is pending.

The GUC Trust may be required to set aside Distributable Cash to fund Residual Wind-Down Claims if the Residual Wind-Down Assets are insufficient, which would reduce the amount of Distributable Cash available for distribution to GUC Trust Unit beneficiaries.

While not expected at this time, in the event that the Residual Wind-Down Assets are insufficient to satisfy the Residual Wind-Down Claims, including Avoidance Action Defense Costs (and there is no available remaining Other Administrative Cash), then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside, and, with the approval of the Bankruptcy Court, to appropriate Distributable Cash to cover any shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims could reduce the assets of the GUC Trust available for distribution.

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

New GM may be required to issue additional securities to the GUC Trust, or for the benefit of certain plaintiffs under the Settlement Agreement, and the value of such additional securities will depend on the business, assets and operations of New GM.

In the event that the Bankruptcy Court enters an order, or orders, that include a finding that the estimated aggregate Allowed General Unsecured Claims against the Debtors exceed $35 billion, New GM will be required, pursuant to the MSPA, to issue additional shares of New GM Common Stock, or Additional Shares, for the benefit of the GUC Trust’s beneficiaries. The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of the 363 Transaction and before issuance of the Additional Shares) and (ii) a fraction, (a) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (b) the denominator of which is $7 billion. No Additional Shares have been issued as of the date of filing of this Form 10-K. The value of the Additional Shares that the beneficiaries of GUC Trust Units have a contingent right to receive will depend on the business, assets, operations and prospects of New GM. Additionally, if the Settlement Agreement is approved by the Bankruptcy Court, all Additional Shares issued by New GM would be issued for the benefit of certain plaintiffs instead of the GUC Trust pursuant to the Settlement Agreement.

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

On July 1, 2010, the Committee filed a motion for partial summary judgment, or the Committee Summary Judgment Motion, seeking a ruling in favor of the Committee with respect to the perfection of the lenders’ security interest in the UCC Collateral. Also on July 1, 2010, JPMorgan Chase Bank, N.A. filed its own summary judgment motion, or the JPMorgan Summary Judgment Motion (and, together with the Committee Summary Judgment Motion, the Cross-Motions for Summary Judgment), seeking a ruling in favor of JPMorgan Chase Bank, N.A., with respect to the perfection of the lenders’ security interest in the UCC Collateral. On the Dissolution Date, while the Cross-Motions for Summary Judgment were still pending, the right to prosecute the Term Loan Avoidance Action was transferred to the Avoidance Action Trust. To the extent that the Avoidance Action Trust Administrator is successful in obtaining and collecting a judgment against the defendant(s) therein, Term Loan Avoidance Action Claims will become allowed in the amount actually collected from the defendant(s), and in the name of such defendant(s).

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

As described below in Note 2 (“Plan of Liquidation”) in Item 8, the successful prosecution of, and recovery under, the Term Loan Avoidance Action would result in the allowance of additional Term Loan Avoidance Action Claims against the GUC Trust, the holders of which claims would be entitled to receive a distribution of Distributable Cash (including the related Dividend Cash) from the GUC Trust. Moreover, beneficial interests in the Avoidance Action Trust (if any) remain with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim would have its recovery diluted through the allowance of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

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

General Motors Product Recalls

Since the beginning of 2014, New GM has recalled millions of vehicles due to defective ignition switches, including, but not limited to, the Ignition Switch Recall, and has recalled millions of additional vehicles to address certain electrical and other safety concerns, including other defects related to the ignition switch. Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed April 26, 2018, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

Once jurisdiction over the case was returned to the Bankruptcy Court, that court held status conferences with the parties. On December 13, 2016, the Bankruptcy Court entered an Order to Show Cause directing the parties to address the following, the 2016 Threshold Issues: (1) whether the Ignition Switch Recall encompasses only claims stemming from NHTSA Recall No. 14v047, or whether it includes other recalls; (2) whether Other Economic Loss Actions asserting claims based solely on New GM’s independent conduct may proceed; (3) whether and how Used Car Purchasers may proceed against New GM; (4) whether plaintiffs involved in post-Closing Date accidents may bring successor liability actions against New GM; and (5) whether any plaintiffs may file late proofs of claim against the GUC Trust. Plaintiffs and New GM submitted briefs and presented argument on topics one through four, but the GUC Trust opted not to brief or present argument on those topics. On July 12, 2017, the Bankruptcy Court issued its decision on the first four 2016 Threshold Issues, holding that “(i) only plaintiffs with the Ignition Switch Defect in a Subject Vehicle are Ignition Switch Plaintiffs; (ii) used car purchasers are bound by the Sale Order to the same extent as their predecessors in interest; and (iii) claims for punitive damages against New GM, based on Old GM conduct, are barred by the Bankruptcy Code’s priority scheme.” New GM and various plaintiffs appealed certain of the Bankruptcy Court’s decisions relating to the 2016 Threshold Issues. On May 29, 2018, the United States District Court, sitting as an appellate court, affirmed the Bankruptcy Court rulings in part and vacated in part, remanding for further proceedings. See Opinion and Order, Docket No. 95, 17-cv-6196 (JMF).

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

Following briefing related to the Late Claims Motions, the GUC Trust engaged in discussions with counsel for certain Ignition Switch Economic Loss Action and Other Economic Loss Action plaintiffs, certain Ignition Switch Pre-Closing Accident Plaintiffs, and the Additional Pre-Closing Accident Plaintiffs regarding a potential settlement of certain issues underlying the Late Claims Motions. Such discussions meaningfully progressed, but never culminated in an executed settlement agreement (the “Proposed

Plaintiff Settlement”). Instead, the GUC Trust entered into a “Forbearance Agreement” with New GM by which (i) the GUC Trust agreed not to seek an order estimating the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions or seek the issuance of Additional Shares from New GM until the final resolution of certain litigation, (ii) New GM agreed to pay the costs of the GUC Trust’s litigation in connection with the Late Claims Motions and related litigation, and (iii) New GM and the GUC Trust agreed to negotiate an appropriate rate of return from New GM should any GUC Trust distributions be held up solely due to the Late Claims Motions litigation. While the Forbearance Agreement was executed by the parties, its terms were subject to certain conditions which were never satisfied, including obtaining the approval of the Bankruptcy Court. By its terms, the Forbearance Agreement was scheduled to automatically terminate on December 29, 2017 in the event that the Bankruptcy Court had not yet entered an order approving the Forbearance Agreement. On December 28, 2017, the GUC Trust and New GM entered into a First Amendment to Forbearance Agreement which had the effect of extending the automatic termination date to February 28, 2018. The Forbearance Agreement terminated on February 28, 2018 pursuant to its terms.

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

On January 18, 2018, the Bankruptcy Court entered the Enforcement Decision, denying the motion of the plaintiffs in the Proposed Plaintiff Settlement to enforce the Proposed Plaintiff Settlement. In denying that motion, the Bankruptcy Court found that the unexecuted Potential Plaintiff Settlement was not enforceable because it contained an unambiguous provision that it would not become enforceable until executed. In so holding, however, the Bankruptcy Court also made certain negative findings of fact with respect to the GUC Trust, which findings the GUC Trust disputes. After due deliberation, the GUC Trust determined that it will not seek to appeal such findings. A copy of the Enforcement Decision was filed as an exhibit to the GUC Trust’s Current Report on Form 8-K filed with the SEC on January 24, 2018.

As previously disclosed in a Current Report on Form 8-K filed on May 4, 2018, the GUC Trust, on April 25, 2018, entered into the Settlement Agreement with certain plaintiffs to settle the Late Claims Motions and various related issues. The approval of the Bankruptcy Court is required for the Settlement Agreement to be effective. On May 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement. No hearing date has yet been scheduled for such motion. At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue are due on June 12, 2018. In addition, New GM has filed a motion requesting that the Bankruptcy Court stay any proceedings related to approval of the Settlement Agreement until further resolution of the MDL Proceeding.

The Settlement Agreement filed for approval with the Bankruptcy Court provides for the following: (a) upon entry of a Bankruptcy Court order approving procedures for notifying plaintiffs of the proposed settlement, the GUC Trust will pay the reasonable costs and expenses of providing such notice, up to a maximum of $6.0 million; (b) upon entry of a Bankruptcy Court order approving the settlement documented in the Settlement Agreement, the GUC Trust will pay the Settlement Payment of $15.0 million to a fund for the benefit of certain plaintiffs; (c) concurrently with the Settlement Payment, all plaintiffs will be deemed to irrevocably waive and release all present and future claims against the GUC Trust related to the issues underlying the Late Claims Motions; (d) the GUC Trust will seek entry of an order estimating the amount of plaintiffs’ claims, which may, depending on the amount of the Bankruptcy Court’s estimate, trigger the obligation of New GM to issue Additional Shares; (e) any and all Additional Shares issued as a result of the entry of a claims estimation order will be placed in a fund for the exclusive benefit of certain plaintiffs; and (f) concurrently with the making of the Settlement Payment, all holders of beneficial interest in the GUC Trust, as well as the defendants in the Term Loan Avoidance Action, will be deemed to irrevocably waive and release any and all rights to the Additional Shares.

As previously disclosed in a Current Report on Form 8-K filed on May 30, 2018, on May 22, 2018, the GUC Trust entered into an amended version of the Settlement Agreement intended to clarify the intent of certain provisions of the Settlement Agreement. The amendments clarify that the Bankruptcy Court’s estimation of the plaintiffs’ claims against the GUC Trust, while subject to appeal, will not afford the plaintiffs the ability to seek jury trials to determine the amount of individual claims for distribution purposes. The amendments further clarify that, if the Settlement Agreement is approved, the plaintiffs will be subject to a complete and irrevocable waiver and release in regards to any claims against the GUC Trust or the GUC Trust Assets (as defined in the Settlement Agreement) upon payment of the Settlement Payment. Lastly, the amendments clarify that the plaintiffs will also waive jury trial rights in regards to the determination of the amount of individual claims that are estimated for allowance purposes.

New GM opposes the Settlement Agreement on various grounds, including the assertion that the filing of the GUC Trust’s motion to estimate the claims subject to the Settlement Agreement breached certain obligations of the GUC Trust to New GM under the MSPA.

A copy of the Settlement Agreement was filed as an exhibit to the GUC Trust’s Current Report on Form 8-K filed with the SEC on May 4, 2018, and the amended version was filed as an exhibit to the GUC Trust’s Current Report on Form 8-K filed with the SEC on May 30, 2018.

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

The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion had been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision. That appeal remains pending and has yet to be briefed.

New GM Securities Class Action

On March 21, 2014, a putative class action was initiated against New GM on behalf of all persons and entities that purchased or otherwise acquired New GM Common Stock during the period from November 17, 2010 through July 24, 2014, inclusive, and suffered damages. The action was filed in the United States District Court for the Eastern District of Michigan, Southern Division, and captioned New York State Teachers’ Retirement System v. General Motors Company, et al., 14-cv-11191-LVP-MKM. In November 2015, New GM reached a proposed settlement of the class action. The proposed settlement amount is an aggregate of $300 million, plus earned interest, and, after deducting certain expenses, including attorneys’ fees and costs and taxes on the earned interest, the settlement amount will be distributed in cash (pro rata by the relative size of their claims) to all members of the settlement class who submit a valid and timely claim form. On November 20, 2015, the court entered the Order Preliminary Approving Settlement and Providing for Notice [Docket No. 95] which, among other things, preliminarily approved the settlement and certified the settlement class solely for purposes of effectuating the settlement. Thereafter, on May 23, 2016, the court entered the Judgment Approving Class Action Settlement [Docket No. 133], affirmed its prior order certifying the class for purposes of settlement only, found that notice and adequacy of representation were adequate, and fully and finally approved the settlement in all respects. The GUC Trust timely filed a proof of claim with the settlement administrator. However, the amount and timing of the GUC Trust’s potential recovery is unknown at this time.

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

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its fiscal year ended March 31, 2018. It is intended to be read in conjunction with the financial statements of the GUC Trust included in Item 8 below.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Purpose of Trust”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for Residual Wind-Down Claims and Costs, reserves for expected liquidation costs and the accrual for investment income from marketable securities represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “—Reserves for Expected Costs of Liquidation,” estimates for the expected costs of liquidation may change in the near term, and such changes could be material.

The GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As any Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which any Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of any Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Beginning in the quarter ended June 30, 2014 and through the quarter ended March 31, 2015, estimated dividends expected to be received on holdings of New GM Common Stock were accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation existed. During the quarter ended June 30, 2015, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described above in “The GUC Trust Assets” in Item 1 (“Business”) and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. As a result, the GUC Trust no longer expected to receive dividends on New GM Common Stock, and previously accrued estimated future dividends (net of dividends received in June 2015) were reversed in the quarter ended June 30, 2015.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at carrying value, which approximates fair value. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on Treasury bills in which the marketable securities are invested.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Prior to the execution of the letter agreement with the Administrative Agent described above in “Functions and Responsibilities of the GUC Trust” in Item 1 (“Business”), such reserves were increased for expected increases in Avoidance Action Defense for which there was a reasonable basis for estimation and that were expected to exceed the recorded reserves. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. While not expected at this time, if, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) in Item 8 below, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all activities and distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As a result, estimates for the expected costs of liquidation may change in the near term, and such change could be material.

As of March 31, 2018, the estimated remaining liquidation period extends through November 2020 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond November 2020. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, as of March 31, 2018, the GUC Trust has accrued a contingent settlement obligation pursuant to the Settlement Agreement described in Item 3 (“Legal Proceedings”).

Income Taxes

The GUC Trust is considered to be a Disputed Ownership Fund pursuant to Treasury Regulation Section 1.468B-9. Because all of the assets that have been transferred to the GUC Trust are passive investments, the GUC Trust is taxed as a Qualified Settlement Fund (or QSF) pursuant to Treasury Regulation Section 1.468B-9(c)(1)(ii). The QSF tax status of the GUC Trust was approved by the IRS in a private letter ruling issued on March 2, 2011. In general, a QSF computes taxable income in the same manner as a corporation but pays Federal income tax using trust income tax rates on its modified gross income. Modified gross income includes gross income pursuant to Internal Revenue Code Section 61, less administrative expenses, certain losses from the sale, exchange or worthlessness of property, and net operating losses. In general, a Disputed Ownership Fund taxed as a QSF does not recognize gross income on assets transferred to it; therefore, the GUC Trust has not recognized gross income on the transfer of assets from MLC.

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon (a) its disposition of New GM Securities, (b) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Item 3 (“Legal Proceedings”), and (c) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale differs from the fair market value of such shares on the date of receipt), which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which any Distributable Cash is set aside from distribution for the purposes of funding potential income tax liabilities. Any such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and may include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential income tax liabilities of the GUC Trust, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” below.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2017 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2018, along with net operating loss carryovers generated through March 31, 2018, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to (a) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, and (b) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which are not determinable or estimable at this time. As of March 31, 2018, there are no known items which would result in a significant accrual for uncertain tax positions.

As of March 31, 2018, the GUC Trust had capital loss carryovers and net operating loss carryovers (or together, the Loss Carryovers) for which the GUC Trust had not taken a deduction in the amounts set forth below, scheduled by the year the losses were incurred. These amounts reflect the Loss Carryovers shown on the federal income tax returns filed by the GUC Trust, which have not been examined by the IRS, as follows (in thousands):

Taxable Year Ended	Net Operating Loss Carryovers	Capital Loss Carryovers
March 31, 2012	$38,011	$158,137
March 31, 2013	32,128	22,635
March 31, 2014	14,322	—
March 31, 2015	1,761	1,674
March 31, 2016	15,276	—
March 31, 2017	27,596	—
March 31, 2018	10,360	—

Total	$139,454	$182,446

As of the quarter ended September 30, 2015, the GUC Trust had disposed of all of its capital assets. Accordingly, the GUC Trust does not expect to recognize any additional capital gains or losses going forward, except potentially with respect to (a) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New

GM referred to above and (b) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale differs from the fair market value of such shares on the date of receipt), which are not determinable or estimable at this time. In general, capital losses may be carried forward by corporations for five years after such losses were incurred (or the Five Year Rule) and may be carried forward indefinitely by non-corporate persons. The capital loss carryovers of $158.1 million and $22.6 million attributable to the years ended March 31, 2012 and 2013, respectively, are no longer available for utilization by the GUC Trust under the Five Year Rule. Net operating losses generally may be carried forward for 20 years after such losses are incurred; although, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated in tax years beginning after December 31, 2017, may be carried over indefinitely.

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

The mechanics of the Loss Succession Rule, as applied to the GUC Trust and the holders of GUC Trust Units, are unclear in several respects. The following discussion describes one possible interpretation of the rules. However, it is possible that the IRS will take a position that differs from that described below. As previously disclosed, the GUC Trust had initiated preliminary discussions with the IRS regarding the Loss Succession Rule, but, at this time, those discussions are not being pursued. Holders of GUC Trust Units should consult their own tax advisors about the application of the Loss Succession Rule upon the termination of the GUC Trust in light of their particular circumstances.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of March 31, 2018, there were 31,855,504 GUC Trust Units outstanding and $31.9 billion of Allowed General Unsecured Claims.

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

Statement of Changes in Net Assets in Liquidation

During the year ended March 31, 2018, net assets in liquidation decreased by approximately $23.4 million, from approximately $488.2 million to approximately $464.8 million, principally as a result of additions in the aggregate of $34.0 million to the reserves for expected costs of liquidation and incurrence of a settlement obligation of $15.0 million as described in “Net Assets in Liquidation” and Note 4 (“Net Assets in Liquidation”) in Item 8 below, partly offset by investment income of $18.6 million and a net reversal of accrued liquidating distributions of $6.9 million. As described in “Liquidation and Administrative Costs” below, the increase in the reserves for expected costs of liquidation of $34.0 million is primarily associated with an increase in the estimated length of the remaining liquidation period during each of the quarters ended September 30, 2017 and March 31, 2018, anticipated increases in legal fees associated with litigation involving certain General Motor vehicle recalls and anticipated noticing costs associated with the Settlement Agreement described in Item 3 (“Legal Proceedings”).

There was no income tax provision or benefit during the year ended March 31, 2018 as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such period. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable. See “Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” in Item 1 (“Business”) above and Note 8 (“Income Taxes”), in Item 8 below.

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

As of March 31, 2018, the GUC Trust had approximately $38.1 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $18.9 million in reserves as of March 31, 2017. The following table summarizes in greater detail the changes in such reserves during the year ended March 31, 2018:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2017	$9,851	$8,827	$225	$18,903
Plus additions to reserves	25,351	8,597	—	33,948
Less liquidation costs incurred:
Trust Professionals	(7,424)	(2,669)	—	(10,093)
Trust Governance	(2,523)	(1,800)	(81)	(4,404)
Other Administrative Expenses	(51)	(216)	—	(267)

Balance, March 31, 2018	$25,204	$12,739	$144	$38,087

Reserves for expected costs of liquidation increased approximately $33.9 million during the year ended March 31, 2018, in order to reflect a $25.3 million increase in expected Wind-Down Costs and an $8.6 million increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the year ended March 31, 2018 is primarily associated with an extension in the estimated length of the remaining liquidation period during each of the quarters ended September 30, 2017 and March 31, 2018, along with increases in expected legal fees associated with litigation involving certain vehicle recalls and noticing costs associated with the Settlement Agreement as described above in Item 3 (“Legal Proceedings”). The increase in expected Reporting Costs during the year ended March 31, 2018 is primarily associated with the aforementioned extensions in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $12.1 million during the year ended March 31, 2017, in order to reflect a $5.3 million increase in expected Wind-Down Costs and a $6.8 million increase in expected Reporting Costs. The increases in expected Wind-Down Costs and expected Reporting Costs during the year ended March 31, 2017 are primarily associated with increases in the estimated length of the remaining liquidation period during each of the quarters ended December 31, 2016 and September 30, 2016.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the year ended March 31, 2018. Trust professional costs incurred during the year ended March 31, 2018 were approximately $10.1 million, as compared to $5.6 million for the year ended March 31, 2017. The increase of $4.5 million from year to year was primarily due to increases in Wind-Down Costs charged to the reserves. Trust governance costs incurred during the year ended March 31, 2018 were approximately $4.4 million, as compared to $4.7 million for the year ended March 31, 2017. The decrease of $0.3 million from year to year was due to decreases in Wind-Down Costs charged to the reserves. Other administrative costs during each of the years ended March 31, 2018 and 2017 were approximately $0.3 million. For additional information regarding the components of each category of costs, see “The GUC Trust Assets” in Item 1 (“Business”) above.

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of March 31, 2018, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of March 31, 2018. In particular, as of March 31, 2018, the recorded reserves for expected costs of liquidation reflected estimated costs for a remaining liquidation period extending through November 2020, which date, beginning in the quarter ended December 31, 2016, is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond November 2020.

The amount of liquidation costs that will ultimately be incurred depends both on the length of the remaining liquidation period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. The GUC Trust’s estimates regarding the remaining liquidation period and the expected costs of liquidation may change in the near term, and such change could be material.

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

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 7 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs”) in Item 8 below.

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the year ended March 31, 2018:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claims Amount (3)
Total, March 31, 2017	$31,854,031	$50,000	$1,499,204	$1,549,204	$33,403,235
New Allowed General Unsecured Claims	1,401	—	—	—	1,401
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(4,218)	(4,218)	(4,218)

Total, March 31, 2018	$31,855,432	$50,000	$1,494,986	$1,544,986	$33,400,418

(1)	Remaining Disputed General Unsecured Claims represent a general claim contingency for any future disputed claims or other obligations of the GUC Trust. The GUC Trust has set aside from distribution an aggregate of $14.8 million for this general claim contingency (i.e., $296 in Distributable Cash per $1,000 of Allowed General Unsecured Claims, as provided in the Plan).
(2)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(3)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the year ended March 31, 2018, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $1.4 million. As a result, corresponding Term Loan Avoidance Action Claims of approximately $1.4 million were allowed under the GUC Trust Agreement.

As described in Item 3 (“Legal Proceedings”), the GUC Trust has executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would provide for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. As of March 31, 2018, a contingent settlement obligation of $15.0 million for the Settlement Payment has been accrued in the Statement of Net Assets in Liquidation in Item 8 below.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of March 31, 2018 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(246,183)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(35,584)

Holdings as of March 31, 2018	—	—	—	484,510

Less: Distributions payable as of March 31, 2018 (2)				(1,825)
Less: Amounts set aside from distribution to fund projected GUC Trust costs and Avoidance Action Defense Costs				(24,726)

Distributable Assets as of March 31, 2018 (3)				$457,959

(1)	The numbers of New GM Securities and the amount of Distributable Cash shown as distributed include sales for (a) cash distributions to governmental entities to the extent such governmental entities had requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities were precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust was required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Distributions Payable includes Distributions Payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.
(3)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on April 30, 2018. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of March 31, 2018. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of March 31, 2018, there were approximately $31,855 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2018, $1.8 million of Distributable Cash.

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

As of March 31, 2018, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $458.0 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the headings “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended March 31, 2018, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was decreased by $9.6 million to $28.3 million. Such decrease was primarily related to the appropriation of Distributable Cash of $13.6 million in March 2018 included in the total of such appropriations described under the heading “The GUC Trust Assets” in Item 1 (“Business”) above. However, due to limitations on the amount of Distributable Cash available to be set aside for such purposes, the amount set aside was reduced to $24.7 million. Accordingly, as of March 31, 2018, the GUC Trust had set aside from distribution Distributable Cash of $24.7 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Because of a fixed amount of Distributable Cash administered by the GUC Trust, as well as the requirement to also set aside a sufficient amount of Distributable Cash to satisfy all potential Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims), the amount of Distributable Cash available to be set aside to fund projected liquidation costs and other potential obligations is subject to inherent limitations.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2017 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2017 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to (a) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Item 3 (“Legal Proceedings”) and (b) any receipt and subsequent distribution or sale of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which are not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to (a) any income taxes due on any recovery on the proposed settlement of the securities class action against New GM and (b) any Taxes on Distribution resulting from the receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which are not determinable or estimable at this time. However, if any income taxes on any recovery on the proposed settlement of the securities class action against New GM were to become payable, it is anticipated that such income taxes would be funded from the proceeds of such recovery. Further, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, beginning with the quarter ended September 30, 2016 and as of March 31, 2018, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the year ended March 31, 2018:

Year Ended March 31, 2018
Outstanding or issuable as of beginning of year	31,854,103
Issued during the year	1,448
Less: Issuable as of beginning of year	(47)
Add: Issuable as of end of year (1)	—

Outstanding or issuable as of end of year (2) (3)	31,855,504

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.
(3)	The number of GUC Trust Units outstanding or issuable as of end of year does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

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

During the year ended March 31, 2018, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $1.7 million from approximately $4.3 million to approximately $2.6 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $11.9 million and cash paid for Residual Wind-Down Claims and Costs of $11.7 million, partly offset by cash received from the sale of marketable securities in excess of reinvestments of $17.3 million and interest and dividend income received on such marketable securities of $4.8 million.

During the year ended March 31, 2018, the funds invested by the GUC Trust in marketable securities decreased approximately $17.3 million, from approximately $522.5 million to approximately $505.2 million. The decrease was due primarily to the sale of marketable securities to fund the payments described above during the period. The GUC Trust earned on the accrual basis approximately $5.2 million in interest income on such investments during the year.

As of March 31, 2018, the GUC Trust held approximately $507.7 million in cash and cash equivalents and marketable securities. Of such amount, approximately $484.5 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of March 31, 2018, is approximately $13.5 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, unless such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of March 31, 2018, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $1.8 million for liquidating distributions payable as of that date and (b) $24.7 million to fund projected liquidation and administrative costs. In addition, as described above, subsequent to March 31, 2018, the GUC Trust filed motions seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $6.0 million for noticing costs and $15.0 million for the Settlement Payment under the Settlement Agreement. See Item 3 (“Legal Proceedings”) and “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $23.2 million in cash and cash equivalents and marketable securities as of March 31, 2018, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $2.0 million (comprising approximately $1.7 million of the remaining Administrative Fund, approximately $0.2 million of the remaining Residual Wind-Down Assets, and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $1.7 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $21.2 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

Trends in Litigation

Reference is made to Item 3 (“Legal Proceedings”) above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 8.	Financial Statements and Supplementary Data.

Motors Liquidation Company GUC Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Trust Administrator, Trust Monitor,

and Trust Beneficiaries

Motors Liquidation Company GUC Trust

Opinion on the Financial Statements

We have audited the accompanying statements of net assets in liquidation of the Motors Liquidation Company GUC Trust (the “Trust”) as of March 31, 2018 and 2017, and the related statements of changes in net assets in liquidation and cash flows for each of the years ended March 31, 2018, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2018 and 2017, and the changes in net assets in liquidation and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Trust Administrator is responsible for these financial statements. Our responsibility is to express an opinion on Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trust Administrator, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Trust’s auditor since 2011.

Clinton Township, Michigan

June 11, 2018

Motors Liquidation Company GUC Trust

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

March 31, 2018 and 2017

(in thousands)

	March 31, 2018	March 31, 2017
ASSETS
Cash and Cash Equivalents (Note 4)	$2,563	$4,320
Marketable Securities (Note 4)	505,183	522,452
Accrued Investment Income (Note 4)	17,495	3,698
Other Assets	63	250

TOTAL ASSETS	525,304	530,720

LIABILITIES
Accounts Payable and Other Liabilities	5,420	13,433
Liquidating Distributions Payable (Note 5)	1,825	9,205
Contingent Settlement Obligation (Note 4)	15,000	—
Reserves for Expected Costs of Liquidation (Note 7)	38,087	18,903
Reserves for Residual Wind-Down Claims and Costs (Note 7)	169	966

TOTAL LIABILITIES	60,501	42,507

NET ASSETS IN LIQUIDATION (Note 4)	$464,803	$488,213

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

Years Ended March 31, 2018, 2017 and 2016

(in thousands)

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Net Assets in Liquidation, beginning of year	$488,213	$611,773	$944,736
Increase (decrease) in net assets in liquidation:
Net additions to reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 7)	(33,957)	(12,360)	(7,711)
Net reversal of liquidating distributions (liquidating distributions) (Note 5)	6,947	(115,374)	(128,747)
Contingent settlement obligation incurred (Note 4)	(15,000)	—	—
Net change in fair value of holdings of New GM Securities	—	—	(175,229)
Dividends and interest income (net reversal) (Notes 3 and 4)	18,600	4,174	(21,319)
Other income	—	—	43

Net decrease in net assets in liquidation	(23,410)	(123,560)	(332,963)

Net Assets in Liquidation, end of year	$464,803	$488,213	$611,773

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

Years Ended March 31, 2018, 2017 and 2016

(in thousands)

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$4,803	$1,645	$4,722
Cash paid for professional fees, governance costs and other administrative costs	(11,886)	(11,683)	(13,223)
Cash paid for Residual Wind-Down Claims and Costs	(11,705)	(10,339)	(6,210)
Cash paid for distributions	(433)	(112,382)	(130,045)
Cash receipts for refunds, including amounts due others	196	—	158

Net cash flows used in operating activities	(19,025)	(132,759)	(144,598)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(3,553,448)	(5,624,032)	(1,984,516)
Cash from maturities and sales of marketable securities	3,570,716	5,762,701	1,354,339

Net cash flows from (used in) investing activities	17,268	138,669	(630,177)
Cash flows from financing activities
Cash from sale and liquidation of New GM Securities	—	—	741,702
Cash in Administrative Fund returned to DIP Lenders	—	(6,000)	—

Net cash flows (used in) from financing activities	—	(6,000)	741,702

Net decrease in cash and cash equivalents	(1,757)	(90)	(33,073)
Cash and cash equivalents, beginning of year	4,320	4,410	37,483

Cash and cash equivalents, end of year	$2,563	$4,320	$4,410

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

March 31, 2018

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

2. Plan of Liquidation

On March 31, 2011, the date the Plan became effective (the “Effective Date”), there were approximately $29,771 million in Allowed General Unsecured Claims. In addition, as of the Effective Date, there were approximately $8,154 million in disputed general unsecured claims (“Disputed General Unsecured Claims”), which reflects liquidated disputed claims and a Bankruptcy Court ordered distribution reserve for unliquidated disputed claims, but does not reflect Term Loan Avoidance Action Claims. The total aggregate amount of general unsecured claims, both allowed and disputed, asserted against the Debtors, inclusive of the Term Loan Avoidance Action Claims, was approximately $39,425 million as of the Effective Date.

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of March 31, 2018, there were no remaining Disputed General Unsecured Claims. There remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” in Note 4 below.

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). Pursuant to the GUC Trust Agreement, to the extent that Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”), is successful in obtaining a recovery by way of judgment or settlement from the defendant(s) to the Term Loan Avoidance Action, such defendant(s) shall receive an Allowed General Unsecured Claim against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

As described in Item 3 (“Legal Proceedings”), the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016, which order was affirmed on appeal and is fully in effect. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution by New GM of 150 million shares of New GM Common Stock, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share, that were scheduled to expire on July 10, 2016 (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share that were scheduled to expire on July 10, 2019 (“New GM Series B Warrants”). Record ownership of the New GM Securities was held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time record ownership was transferred to the GUC Trust.

As described above, pursuant to the Liquidation Order, during July and August 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and, following such liquidation, the GUC Trust’s Distributable Assets principally consist of Distributable Cash. Such Distributable Cash is substantially all invested in certain marketable securities as permitted under the GUC Trust Agreement.

Prior to the liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims, Term Loan Avoidance Action Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Form 10-K to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of March 31, 2018, the remaining Administrative Fund aggregated $1.7 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. In November 2016, the GUC Trust Administrator returned $6.0 million of the remaining Administrative Fund to the DIP Lenders. Such return was associated with a potential tax liability that the GUC Trust Administrator, in consultation with its Trust Professionals, had determined would not be incurred and, therefore, would not be expended by the GUC Trust.

The GUC Trust Agreement authorized the GUC Trust to liquidate approximately $5.7 million of New GM Securities (the “Initial Reporting Cash”) shortly after the Effective Date for the purposes of funding certain fees and expenses of the GUC Trust (the “Reporting Costs”), including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, and (iii) the application by the Committee to the Internal Revenue Service (“IRS”) for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Reporting Costs.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2018, Other Administrative Cash aggregated $21.2 million. On May 2 and May 3, 2018, respectively, the GUC Trust Administrator filed motions seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $6.0 million for the purpose of satisfying noticing costs and $15.0 million for the purpose of satisfying the Settlement Payment pursuant to the Settlement Agreement described in Item 3 (“Legal Proceedings”). No hearing date has been set with respect to the Settlement Payment or the noticing costs. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of March 31, 2018, Distributable Cash of $24.7 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended March 31, 2018, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2017 and all prior years are no longer subject to examination by the Internal Revenue Service (“IRS”), and no income taxes may be assessed for the year ended March 31, 2017 or any prior year. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to (a) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Item 3 (“Legal Proceedings”) and (b) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which are not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to (a) any taxes due on any recovery on the proposed settlement of the securities class action against New GM and (b) any Taxes on Distribution resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which are not determinable or estimable at this time. See Note 8 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

For additional information, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). To the extent that the Residual Wind-Down Claims and the Residual Wind-Down Costs are less than the Residual Wind-Down Assets, such excess funds will be returned to the DIP Lenders. Also, while not expected at this time, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

As of March 31, 2018, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action (the “Administrative

Agent”). Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

As of March 31, 2018, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation as of March 31, 2018. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of March 31, 2018. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of March 31, 2018, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of March 31, 2018.

3. Basis of Presentation and Significant Accounting Policies

Liquidation Basis of Accounting

The GUC Trust exists solely for the purposes described above in Note 1 and has a finite life. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. Also, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at realizable value, the accrual for investment income on marketable securities expected to be received over the liquidation period, reserves for residual wind-down claims and reserves for expected liquidation costs represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

The GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As any Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at fair value based on carrying value, which approximates fair value. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on Treasury bills in which the marketable securities are invested.

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

Beginning in the quarter ended June 30, 2014 and through the quarter ended March 31, 2015, estimated dividends expected to be received on holdings of New GM Common Stock were accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation existed. During the quarter ended June 30, 2015, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described above in Note 1, and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. As a result, the GUC Trust no longer expected to receive dividends on New GM Common Stock and previously accrued estimated future dividends (net of dividends received in June 2015) were reversed in the quarter ended June 30, 2015.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, as of March 31, 2018, the GUC Trust has accrued a contingent settlement obligation pursuant to the Settlement Agreement described in Item 3 (“Legal Proceedings”).

Reserves for Residual Wind-Down Claims and Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Prior to execution of the letter agreement with the Administrative Agent described above, such reserves were increased for expected increases in Avoidance Action Defense Costs for which there was a reasonable basis for estimation and that were expected to exceed the recorded reserves. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. While not expected at this time, if, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all activities and distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2018, such remaining liquidation period extends through November 2020 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond November 2020. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

Income Taxes

The GUC Trust is considered to be a Disputed Ownership Fund pursuant to Treasury Regulation Section 1.468B-9. Because all of the assets that have been transferred to the GUC Trust are passive investments, the GUC Trust is taxed as a Qualified Settlement Fund (or QSF) pursuant to Treasury Regulation Section 1.468B-9(c)(1)(ii). The QSF tax status of the GUC Trust was approved by the IRS in a private letter ruling issued on March 2, 2011. In general, a QSF computes taxable income in the same manner as a corporation but pays Federal income tax using trust income tax rates on its modified gross income. Modified gross income includes gross income pursuant to Internal Revenue Code Section 61, less administrative expenses, certain losses from the sale, exchange or worthlessness of property, and net operating losses. In general, a Disputed Ownership Fund taxed as a QSF does not recognize gross income on assets transferred to it; therefore, the GUC Trust has not recognized gross income on the transfer of assets from MLC.

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon (a) its disposition of New GM Securities, (b) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Item 3 (“Legal Proceedings”), and (c) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale differs from the fair market value of such shares on the date of receipt), which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2017 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years from the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of the capital loss carryovers of $22.6 million and $158.1 million attributable to the years ended March 31, 2013 and 2012, respectively), along with net operating loss carryovers generated through March 31, 2018 aggregating $139.5 million, could be subject to examination by the IRS in subsequent years when those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to (a) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above and (b) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which are not determinable or estimable at this time. As of March 31, 2018, there are no known items which would result in a significant accrual for uncertain tax positions.

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

4. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and any appropriated Distributable Cash. As of March 31, 2018, GUC Trust Distributable Assets aggregated approximately $458.0 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Cash and Cash Equivalents and Marketable Securities

As of March 31, 2018 and 2017, cash and cash equivalents and marketable securities aggregated $507.7 million and $526.8 million, respectively, and are comprised of the following:

(in thousands)
	2018	2017
Distributable Cash (including associated Dividend Cash)	$484,510	$498,549
Other Administrative Cash	21,200	14,541
Administrative Fund	1,717	1,743
Residual Wind-Down Assets	171	11,713
Funds for Indenture Trustee / Fiscal Paying Agent Costs	148	226

Total	$507,746	$526,772

As described in Note 5, as of March 31, 2018, the GUC Trust had accrued liquidating distributions payable aggregating $1.8 million. In addition, as of March 31, 2018, the amount of Distributable Cash reflected in the table above includes $24.7 million for amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of March 31, 2018 was $26.5 million. As described in Note 2 above, on May 2 and May 3, 2018, respectively, the GUC Trust Administrator filed motions seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $6.0 million for the purpose of satisfying noticing costs and $15.0 million for the purpose of satisfying the Settlement Payment pursuant to the Settlement Agreement described in Item 3 (“Legal Proceedings”). No hearing date has been scheduled with respect to the Settlement Payment or the noticing costs.

Potential Recovery in New GM Shareholder Class Action Proposed Settlement

As described in Item 3 (“Legal Proceedings”), the GUC Trust has filed a proof of claim with the settlement administrator in connection with a proposed settlement of a class action against New GM. The amount of potential recovery for the GUC Trust, if any, from such proposed settlement is not estimable at this time.

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of March 31, 2018 and 2017, the GUC Trust had accrued approximately $16.7 million and $3.4 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on Treasury bills in which the marketable securities are invested. Such accrual, along with receivables for investment income earned as of March 31, 2018, is included in Accrued Investment Income in the accompanying Statement of Net Assets in Liquidation as of March 31, 2018.

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

Trust Units

As described in Note 1, under the Plan, each holder of an Allowed General Unsecured Claim retains a contingent right to receive, on a pro rata basis, additional Distributable Cash (if and to the extent not required for the satisfaction of previously Disputed General Unsecured Claims or Term Loan Avoidance Action Claims, or appropriation for the payment of the expenses or any tax liabilities of the GUC Trust). The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

The GUC Trust makes quarterly liquidating distributions to holders of GUC Trust Units to the extent that (i)(a) any previously Disputed General Unsecured Claims asserted against the Debtors’ estates or Term Loan Avoidance Action Claims are either disallowed or are otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets reserved for distribution in respect of such asserted or potential claims) or (b) certain Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) that were previously set aside from distribution are released in the manner permitted under the GUC Trust Agreement, and (ii) as a result of the foregoing, the amount of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement.

The following table presents the changes during the years ended March 31, 2018, 2017 and 2016 in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Outstanding or issuable as of beginning of year	31,854,103	31,853,758	31,853,702
Issued during the year	1,448	298	56
Less: Issuable as of beginning of year	(47)	—	—
Add: Issuable as of end of year (1)	—	47	—

Outstanding or issuable as of end of year (2) (3)	31,855,504	31,854,103	31,853,758

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.
(3)	The number of GUC Trust Units outstanding or issuable as of end of year does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis as of the corresponding date because of additional GUC Trust Units that were issued due to rounding.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims as of March 31, 2018 reflect a distribution “set aside” permitted by the Plan and the GUC Trust Agreement. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims.

The following table presents a summary of activity with respect to the Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the years ended March 31, 2018 and 2017:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, March 31, 2016	$31,853,685	$70,000	$1,499,945	$1,569,945	$33,423,630
New Allowed General Unsecured Claims	346	—	—	—	346
Disputed General Unsecured Claims resolved or disallowed	—	(20,000)	—	(20,000)	(20,000)
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(741)	(741)	(741)

Total, March 31, 2017	31,854,031	50,000	1,499,204	1,549,204	33,403,235
New Allowed General Unsecured Claims	1,401	—	—	—	1,401
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(4,218)	(4,218)	(4,218)

Total, March 31, 2018	$31,855,432	$50,000	$1,494,986	$1,544,986	$33,400,418

(1)	Remaining Disputed General Unsecured Claims represent a general claim contingency for any future disputed claims or other obligations of the GUC Trust. The GUC Trust has set aside from distribution an aggregate of $14.8 million for this general claim contingency (i.e., $296 in Distributable Cash per $1,000 of Allowed General Unsecured Claims, as provided in the Plan).
(2)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(3)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the years ended March 31, 2018 and 2017, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $1.4 million and $0.3 million, respectively. As a result, corresponding Term Loan Avoidance Action Claims were allowed under the GUC Trust Agreement.

As described in Item 3 (“Legal Proceedings”), the GUC Trust has executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would provide for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. As of March 31, 2018, the Settlement Payment of $15.0 million has been accrued as a contingent settlement obligation in the Statement of Net Assets in Liquidation.

5. Liquidating Distributions

Liquidating distributions (net reversal of liquidating distributions) in the years ended March 31, 2018, 2017 and 2016 consisted of the following:

(in thousands)	2018	2017	2016
Distributions during the year	$433	$112,382	$130,248
Less: Liquidating distributions payable as of beginning of year	(9,205)	(6,213)	(7,714)
Add: Liquidating distributions payable as of end of year	1,825	9,205	6,213

Total	$(6,947)	$115,374	$128,747

The distributions during the year ended March 31, 2018 consisted of distributions to (a) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements and (b) holders of certain Resolved Term Loan Avoidance Action Claims.

The distributions during the years ended March 31, 2017 and 2016 consisted of distributions to (a) holders of GUC Trust Units for excess distributions payable, (b) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements and (c) holders of certain Resolved Term Loan Avoidance Action Claims. The obligation to distribute Distributable Cash to holders of GUC Trust Units for excess distributions payable at March 31, 2018 decreased from such balances at March 31, 2017, resulting in a net reversal of liquidating distributions of $6.9 million during the year ended March 31, 2018. The distributions to holders of GUC Trust Units during the years ended March 31, 2017 and 2016, resulted primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of potential Taxes on Distribution.

The GUC Trust was obligated as of March 31, 2018 to distribute Distributable Cash of $1.8 million to certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of March 31, 2018 and 2017.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and 2017, and the valuation techniques used by the GUC Trust to determine those fair values.

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$540	$—	$—	$540
Marketable Securities:
U.S. Treasury bills	—	505,183	—	505,183

Total Assets	$540	$505,183	$—	$505,723

Liabilities:
Liquidating distributions payable	$1,825	$—	$—	$1,825

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,109	$—	$—	$2,109
Marketable Securities:
U.S. Treasury bills	—	522,452	—	522,452

Total Assets	$2,109	$522,452	$—	$524,561

Liabilities:
Liquidating distributions payable	$9,205	$—	$—	$9,205

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the years ended March 31, 2018 and 2017.

7. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the years ended March 31, 2018, 2017 and 2016:

(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2015	$21,089	$8,602	$364	$30,055
Plus additions to reserves	5,592	2,119	—	7,711
Less liquidation costs incurred:
Trust Professionals	(5,625)	(2,291)	—	(7,916)
Trust Governance	(3,438)	(1,800)	(71)	(5,309)
Other Administrative Expenses	(891)	(251)	—	(1,142)

Balance, March 31, 2016	16,727	6,379	293	23,399
Plus additions to reserves	5,325	6,798	—	12,123
Less liquidation costs incurred:
Trust Professionals	(3,295)	(2,294)	—	(5,589)
Trust Governance	(2,848)	(1,800)	(68)	(4,716)
Other Administrative Expenses	(58)	(256)	—	(314)
Less funds returned to DIP Lenders	(6,000)	—	—	(6,000)

Balance, March 31, 2017	9,851	8,827	225	18,903
Plus additions to reserves	25,351	8,597	—	33,948
Less liquidation costs incurred:
Trust Professionals	(7,424)	(2,669)	—	(10,093)
Trust Governance	(2,523)	(1,800)	(81)	(4,404)
Other Administrative Expenses	(51)	(216)	—	(267)

Balance, March 31, 2018	$25,204	$12,739	$144	$38,087

During the year ended March 31, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $25.3 million and $8.6 million, respectively. During the year ended March 31, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $5.3 million and $6.8 million, respectively. During the year ended March 31, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $5.6 million and $2.1 million, respectively. Such revisions in the estimates were recorded as additions to the reserves for expected costs of liquidation in such years. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2018, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through November 2020, which was extended by ten months during the quarter ended March 31, 2018 from a remaining liquidation period previously extending through January 2020. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. It is possible that future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC

Trust beyond November 2020. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the years ended March 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Balance, beginning of year	$966	$19,957	$26,629
Plus net addition to reserves	9	237	—
Plus reclassification of accrued liability	9	417	—
Less claims allowed during the period	(815)	(19,641)	(6,661)
Less costs incurred by trust professionals	—	(4)	(11)

Balance, end of year	$169	$966	$19,957

Residual Wind-Down Claims allowed during the years ended March 31, 2018, 2017 and 2016 primarily consist of Avoidance Action Defense Costs. As described in Note 2, in April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

8. Income Taxes

There was no current tax benefit or provision for the years ended March 31, 2018, 2017 and 2016 due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision for the years ended March 31, 2018, 2017 and 2016 as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the enactment of the “Tax Cuts and Jobs Act” in December 2017, the GUC Trust’s federal income tax rate was reduced from 39.6% to 37% effective April 1, 2018, the first day of the GUC Trust’s fiscal year ending March 31, 2019. In December 2017, the GUC Trust expected that the 37% tax rate would be in effect when its temporary differences reversed and, accordingly, the GUC Trust’s deferred tax assets and liabilities were adjusted to the enacted 37% tax rate as of December 31, 2017. There was no impact on the deferred tax provision as the result of the establishment of a full valuation allowance against net deferred tax assets at December 31, 2017. The deferred tax assets and liabilities as of March 31, 2017 in the table below were calculated utilizing a tax rate of 39.6%.

Deferred taxes in the accompanying Statement of Net Assets in Liquidation as of March 31, 2018 and 2017 are comprised of the following components:

(in thousands)	2018	2017
Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$14,155	$7,868
Net operating and capital loss carryovers	52,217	60,747

Gross deferred tax assets	66,372	68,615
Less: Valuation allowance	(60,179)	(67,286)

Deferred tax asset, net of valuation allowance	6,193	1,329
Deferred tax liabilities:
Accrued investment income	(6,193)	(1,329)

Gross deferred tax liabilities	(6,193)	(1,329)

Net deferred taxes	$—	$—

As previously disclosed, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that the transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The new tax position has not been sustained on examination by the IRS as of the date hereof. However, the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position will be sustained on examination by the IRS based on the technical merits of the position. Accordingly, this new tax position has been recognized in the current and deferred income tax liabilities and the income tax provision in the GUC Trust’s financial statements since the quarter ended September 30, 2013.

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013, and thereafter, with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to (a) any taxes due on any recoveries by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Item 3 (“Legal Proceedings”) and (b) any Taxes on Distribution from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares , which are not determinable or estimable at this time. However, if any income taxes on any recovery on the proposed settlement of the securities class action against New GM were to become payable, it is anticipated that such income taxes would be funded from the proceeds of such recovery. Further, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares.

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of capital loss carryovers of $22.6 million and $158.1 million attributable to the year ended March 31, 2013 and 2012), along with net operating loss carryovers generated through March 31, 2018, aggregating $139.5 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers in the future, except with respect to (a) any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above and (b) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which are not determinable or estimable at this time. The remaining capital loss carryovers of $1.7 million expire on March 31, 2020 and the net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.2 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the GUC Trust’s loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $60.2 million and $67.3 million was established as of March 31, 2018 and 2017, respectively, because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. The valuation allowance decreased by $7.1 million and $54.2 million during the years ended March 31, 2018 and 2017, respectively.

9. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may in the future receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the years ended March 31, 2018, 2017 and 2016.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the years ended March 31, 2018, 2017and 2016, the total amount of such fees and commissions was approximately $0.3 million, $0.3 million and $0.2 million, respectively.

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

The GUC Trust Administrator is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). During the fiscal period covered by this report, the management of the GUC Trust, with the participation of the Administrative Vice President of the GUC Trust Administrator, conducted an evaluation of the effectiveness of its internal control over financial reporting, based on the framework in “Internal Control– Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the GUC Trust’s management has concluded that, as of March 31, 2018, the GUC Trust’s internal control over financial reporting was effective. This annual report does not include an auditor’s attestation report regarding internal control over financial reporting, because the GUC Trust is a non-accelerated filer and is therefore not subject to such auditor attestation requirements under applicable rules of the SEC.

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing evaluation, during the fiscal year ended March 31, 2018, no other change occurred that materially affected, or is reasonably likely to materially affect, the GUC Trust’s internal control over financial reporting.

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

Pursuant to the No Action Letter, in response to Item 401 of Regulation S-K, this Form 10-K includes disclosure relating to certain individuals who are employed by the GUC Trust Administrator and GUC Trust Monitor, respectively, in a leadership capacity with respect to the administration by the GUC Trust Administrator and the monitorship by the GUC Trust Monitor, respectively, with regard to the GUC Trust:

•	David A. Vanaskey Jr., 53, is a vice-president in the Capital Markets Division of Wilmington Trust Company. At Wilmington Trust Company, he has management and account responsibilities in asset financing, equipment financing and restructuring and default products. David Vanaskey has worked in the financial services industry for over 28 years. He has specialized in asset securitizations, equipment financings, corporate lending and project finance transactions. He has participated in Chapter 11 restructurings, creditor committee participation, liquidations, and disbursements. Most recently he was the Indenture Trustee in the General Motors unsecured public debt transactions and chaired the committee for unsecured creditors in the General Motors bankruptcy.

•	Conor P. Tully, 46, is a senior managing director in the Corporate Finance/Restructuring practice of FTI Consulting, Inc. Mr. Tully has more than 23 years of experience in providing clients with strategic planning, merger and acquisition advisory and business advisory services in both distressed and healthy company situations. For the past 20 years, Mr. Tully has specialized in providing restructuring services to companies, financial institutions and creditors in the troubled company environment, including both formal Chapter 11 proceedings and out-of-court workout situations. Mr. Tully’s industry experience includes the automotive, financial services, consumer products, telecom, metals, energy and manufacturing industries. Prior to joining FTI Consulting, Inc. in October, 2004, Mr. Tully was a director in the restructuring practice of Ernst & Young Corporate Finance LLC. Mr. Tully holds a B.A. in accountancy from Manhattan College. He is a certified public accountant, a certified insolvency and restructuring advisor, a certified turnaround professional, and is accredited in business valuation. Mr. Tully is also a member of the American Bankruptcy Institute, the American Institute of Certified Public Accountants, the Association of Insolvency and Restructuring Advisors, and the Turnaround Management Association.

Item 11.	Executive Compensation.

Under the GUC Trust Agreement, the GUC Trust Administrator is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund in accordance with the Budget prior to the final distribution date. The GUC Trust Administrator is entitled, without the need for approval of the Bankruptcy Court, to reimburse itself from the Administrative Fund on a monthly basis for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement and the Budget. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Administrator with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, the GUC Trust Administrator will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2018, the GUC Trust Administrator received compensation of approximately $2.7 million under the GUC Trust Agreement and expense reimbursements of approximately $3,000.

Under the GUC Trust Agreement, the GUC Trust Monitor is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund, in accordance with the Budget. The GUC Trust Monitor is entitled, without the need for approval of the Bankruptcy Court, to direct the GUC Trust Administrator to reimburse the GUC Trust Monitor from the Administrative Fund on a monthly basis, for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement, consistent with the Budget prepared pursuant to Section 6.4 of the GUC Trust Agreement. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Monitor with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, it will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2018, the GUC Trust Monitor received compensation of approximately $1.3 million under the GUC Trust Agreement and expense reimbursements of approximately $1,000.

As noted above, the GUC Trust has no officers, directors or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may in the future receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2018.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the fiscal year ended March 31, 2018, the total amount of such fees and commissions was approximately $0.3 million.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Plante & Moran, PLLC, the GUC Trust’s independent auditors, in each of the years ended March 31, 2018 and 2017, in each of the following categories, including related expenses, are as follows:

	Year Ended March 31,
	2018	2017
Audit Fees (1)	$221,621	$227,683
Audit-Related Fees	—	—
Tax Fees (2)	2,349	4,283
All Other Fees	—	—

Total	$223,970	$231,966

(1)	Consists of fees for the audit of the GUC Trust’s annual financial statements, review of the GUC Trust’s Form 10-K, review of quarterly financial statements included in the GUC Trust’s Forms 10-Q, and review of Form 8-K filings.
(2)	Includes fees for preparation of the GUC Trust’s federal income tax returns for the fiscal years ended March 31, 2017 and 2016 and assistance with other MLC tax compliance matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Second Amended and Restated Motors Liquidation Company GUC Trust Agreement (incorporated herein by reference to Exhibit 3.1 to the Motors Liquidation Company GUC Trust Form 10-K filed on May 25, 2016).

10.1	Letter Agreement between the GUC Trust and the Term Loan Agent (incorporated herein by reference to Exhibit 10.2 to the Motors Liquidation Company GUC Trust Form 8-K filed on April 19, 2017).

10.2	DIP Lenders’ Letter (incorporated herein by reference to Exhibit 99.1 to the Motors Liquidation Company GUC Trust Form 8-K filed on August 23, 2012)

10.3	Settlement Agreement of Wind-Up Claims and Guarantee Claim and Disputes Related Thereto (incorporated herein by reference to Exhibit 10.1 of the Motors Liquidation Company GUC Trust Form 8-K filed September 27, 2013).

31*	Rule 13a-14(a) Certification

32**	Section 1350 Certification

101*	Interactive Data Files

*	filed herewith
**	furnished herewith

Item 16.	Form 10-K Summary

Omitted at registrant’s option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2018

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company