Form 10-Q
period 2018-06-30
Motors Liquidation Co
filed 2018-08-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

		Emerging growth company	☐

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2018	March 31, 2018
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$2,390	$2,563
Marketable Securities (Note 3)	503,965	505,183
Accrued Investment Income (Note 3)	12,710	17,495
Other Assets	225	63

TOTAL ASSETS	519,290	525,304
LIABILITIES
Accounts Payable and Other Liabilities	4,966	5,420
Liquidating Distributions Payable (Note 4)	1,823	1,825
Contingent Settlement Obligation (Note 3)	15,000	15,000
Reserves for Expected Costs of Liquidation (Note 6)	30,340	38,087
Reserves for Residual Wind-Down Claims and Costs (Note 6)	169	169

TOTAL LIABILITIES	52,298	60,501

NET ASSETS IN LIQUIDATION (Note 3)	$466,992	$464,803

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2018	2017
Net Assets in Liquidation, beginning of period	$464,803	$488,213
Increase (decrease) in net assets in liquidation:
Reductions in (additions to) reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 6)	4,474	(3,046)
Liquidating distributions (Note 4)	(1)	(806)
Dividends and interest income (net reversal) (Note 3)	(2,284)	1,992

Net increase (decrease) in net assets in liquidation	2,189	(1,860)

Net Assets in Liquidation, end of period	$466,992	$486,353

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2018	2017
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$2,501	$946
Cash paid for professional fees, governance costs and other administrative costs	(3,896)	(3,210)
Cash paid for Residual Wind-Down Claims and Costs	(—)	(11,544)
Cash receipts for refunds	7	193
Cash paid for distributions	(3)	(—)

Net cash flows used in operating activities	(1,391)	(13,615)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(1,150,111)	(1,176,908)
Cash from maturities and sales of marketable securities	1,151,329	1,189,519

Net cash flows from investing activities	1,218	12,611

Net decrease in cash and cash equivalents	(173)	(1,004)
Cash and cash equivalents, beginning of period	2,563	4,320

Cash and cash equivalents, end of period	$2,390	$3,316

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

June 30, 2018

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

By order dated July 2, 2015 (the “Liquidation Order”), the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants (defined below) into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants (defined below) into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) are made solely in cash. Pursuant to the Liquidation Order, the proceeds of such liquidation (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

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

The accompanying (a) condensed statement of net assets in liquidation as of March 31, 2018, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended June 30, 2018 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2018 included in the Annual Report on Form 10-K filed by the GUC Trust with the Securities and Exchange Commission (“SEC”) on June 11, 2018.

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

2. Plan of Liquidation

On March 31, 2011, the date the Plan became effective (the “Effective Date”), there were approximately $29,771 million in Allowed General Unsecured Claims. In addition, as of the Effective Date, there were approximately $8,154 million in disputed general unsecured claims which reflected liquidated disputed claims and a Bankruptcy Court ordered distribution reserve for unliquidated disputed claims (“Disputed General Unsecured Claims”), but did not reflect Term Loan Avoidance Action Claims. The total aggregate amount of general unsecured claims, both allowed and disputed, asserted against the Debtors, inclusive of the Term Loan Avoidance Action Claims, was approximately $39,425 million as of the Effective Date.

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of June 30, 2018, there were no remaining Disputed General Unsecured Claims. There remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” in Note 3 below.

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

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution by New GM of 150 million shares of New GM Common Stock, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share that were scheduled to expire on July 10, 2016 (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share that were scheduled to expire on July 10, 2019 (“New GM Series B Warrants”). Record ownership of the New GM Securities was held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time record ownership was transferred to the GUC Trust.

As described above, pursuant to the Liquidation Order, during July and August 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and, following such liquidation, the GUC Trust’s Distributable Assets principally consist of Distributable Cash. Substantially all of such Distributable Cash is invested in certain marketable securities as permitted under the GUC Trust Agreement.

Prior to the liquidation of all of its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims, Term Loan Avoidance Action Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Quarterly Report on Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly stated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of June 30, 2018, the remaining Administrative Fund aggregated $1.7 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

The GUC Trust Agreement authorized the GUC Trust to liquidate approximately $5.7 million of New GM Securities (the “Initial Reporting Cash”) shortly after the Effective Date for the purposes of funding certain fees and expenses of the GUC Trust (the “Reporting Costs”), including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the Internal Revenue Service (“IRS”) for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Reporting Costs.

The GUC Trust Agreement provides that, to the extent the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside Distributable Cash from distribution for these purposes. The GUC Trust Administrator may then appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. Distributable Cash that is set aside and/or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and any appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. The setting aside (or appropriation) of Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Condensed Statements of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside (or appropriating) Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records reserves in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserves reflected in the Statement of Net Assets in Liquidation and the amount of any Distributable Cash that is set aside (or appropriated) for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserves for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the accompanying Condensed Statement of Net Assets in Liquidation, see Note 6.

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of June 30, 2018, Other Administrative Cash aggregated $19.8 million. On May 2 and May 3, 2018, respectively, the GUC Trust Administrator filed motions seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $6.0 million for the purpose of satisfying noticing costs and $15.0 million for the purpose of satisfying the Settlement Payment pursuant to the Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). No hearing date has been set with respect to such motions. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of June 30, 2018, Distributable Cash of $24.8 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended June 30, 2018, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2017 and all prior years are no longer subject to examination by the IRS, and no income taxes may be assessed for the year ended March 31, 2017 or any prior year. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

As of June 30, 2018, the amount of Avoidance Action Defense Costs incurred exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

As of June 30, 2018, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of June 30, 2018. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2018, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2018.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and any appropriated Distributable Cash. As of June 30, 2018, GUC Trust Distributable Assets aggregated approximately $457.9 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of June 30, 2018, cash and cash equivalents and marketable securities aggregated $506.4 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$484,507
Other Administrative Cash	19,826
Administrative Fund	1,708
Residual Wind-Down Assets	172
Funds for Indenture Trustee / Fiscal Paying Agent Costs	142

Total	$506,355

As described in Note 4, as of June 30, 2018, the GUC Trust had accrued liquidating distributions payable aggregating $1.8 million. In addition, as described in Note 2, as of June 30, 2018, the amount of Distributable Cash reflected in the table above includes $24.8 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of June 30, 2018 was $26.6 million. As described in Note 2 above, on May 2 and May 3, 2018, respectively, the GUC Trust Administrator filed motions seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $6.0 million for the purpose of satisfying noticing costs and $15.0 million for the purpose of satisfying the Settlement Payment pursuant to the Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). No hearing date has been scheduled with respect to such motions.

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of June 30, 2018 and March 31, 2018, the GUC Trust had accrued approximately $12.3 million and $16.7 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the estimated remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on Treasury bills in which the marketable securities are invested. During the quarter ended June 30, 2018, such accrual was reduced by approximately $4.4 million primarily due to a reduction in the estimated length of the remaining liquidation period during the quarter ended June 30, 2018. Such accrual, along with receivables for investment income earned as of June 30, 2018 and March 31, 2018, is included in Accrued Investment Income in the accompanying Condensed Statements of Net Assets in Liquidation.

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

The GUC Trust makes quarterly liquidating distributions to holders of GUC Trust Units to the extent that (i)(a) certain previously Disputed General Unsecured Claims asserted against the Debtors’ estates or Term Loan Avoidance Action Claims are either disallowed or are otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets reserved for distribution in respect of such asserted or potential claims) or (b) certain Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) that were previously set aside from distribution are released in the manner permitted under the GUC Trust Agreement, and (ii) as a result of the foregoing, the amount of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement.

The following table presents the changes during the three months ended June 30, 2018, in the number of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable as of March 31, 2018	31,855,504
Issued during the period	—
Less: Issuable as of beginning of period	—
Add: Issuable as of end of period (1)	2

Outstanding or issuable as of June 30, 2018 (2)(3)	31,855,506

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
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

(3)

The number of GUC Trust Units outstanding or issuable as of the end of the quarter does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims as of June 30, 2018 reflect a distribution “set aside” permitted by the Plan and the GUC Trust Agreement. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Claims are resolved as Allowed General Unsecured Claims.

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended June 30, 2018:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, March 31, 2018	$31,855,432	$50,000	$1,494,986	$1,544,986	$33,400,418
New Allowed General Unsecured Claims	2	—	—	—	2
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(143)	(143)	(143)

Total, June 30, 2018	$31,855,434	$50,000	$1,494,843	$1,544,843	$33,400,277

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

During the three months ended June 30, 2018, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $2,000. As a result, corresponding Term Loan Avoidance Action Claims were allowed under the GUC Trust Agreement.

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would provide for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued the Settlement Payment of $15.0 million as a contingent settlement obligation.

4. Liquidating Distributions

Liquidating distributions in the three months ended June 30, 2018 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended June 30, 2018	$3
Less: Liquidating distributions payable as of March 31, 2018	(1,825)
Add: Liquidating distributions payable as of June 30, 2018	1,823

Total	$1

The distributions during the three months ended June 30, 2018 consisted of distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated as of June 30, 2018 to distribute Distributable Cash of $1.8 million to the following: (1) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled and (2) holders of certain Term Loan Avoidance Action Claims as described in Note 3.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of June 30, 2018 and March 31, 2018.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$187	$—	$—	$187
Marketable Securities:
U.S. Treasury bills	—	503,965	—	503,965

Total Assets	$187	$503,965	$—	$504,152

Liabilities:
Liquidating distributions payable	$1,823	$—	$—	$1,823

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$540	$—	$—	$540
Marketable Securities:
U.S. Treasury bills	—	505,183	—	505,183

Total Assets	$540	$505,183	$—	$505,723

Liabilities:
Liquidating distributions payable	$1,825	$—	$—	$1,825

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three months ended June 30, 2018 and the year ended March 31, 2018.

6. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2018	$25,204	$12,739	$144	$38,087
Less reductions in reserves	(2,401)	(2,073)	—	(4,474)
Less liquidation costs incurred:
Trust professionals	(1,257)	(614)	—	(1,871)
Trust governance	(847)	(450)	(10)	(1,307)
Other administrative expenses	(40)	(55)	—	(95)

Balance, June 30, 2018	$20,659	$9,547	$134	$30,340

	Three months ended June 30, 2017
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2017	$9,851	$8,827	$225	$18,903
Plus additions to reserves	3,011	26	—	3,037
Less liquidation costs incurred:
Trust professionals	(823)	(742)	—	(1,565)
Trust governance	(708)	(450)	(16)	(1,174)
Other administrative expenses	(14)	(42)	—	(56)

Balance, June 30, 2017	$11,317	$7,619	$209	$19,145

During the three months ended June 30, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $2.4 million and $2.1 million, respectively. During the three months ended June 30, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $3.0 million and $26,000, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2018.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2018, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through June 2020, which was reduced by five months during the quarter ended June 30, 2018 from a remaining liquidation period previously estimated to extend through November 2020. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond June 2020. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the three months ended June 30, 2018 and 2017:

(in thousands)	2018	2017
Balance, beginning of period	$169	$966
Plus net addition to reserves	—	9
Less claims allowed during the period	—	(815)

Balance, end of period	$169	$160

Residual Wind-Down Claims allowed during the three months ended June 30, 2017 primarily consisted of Avoidance Action Defense Costs. As described in Note 2, in April 2017, in relation to the Term Loan Avoidance Action, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

7. Income Taxes

There was no current tax benefit or provision for the three months ended June 30, 2018 and 2017, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the enactment of the “Tax Cuts and Jobs Act” in December 2017, the GUC Trust’s federal income tax rate was reduced from 39.6% to 37% effective April 1, 2018, the first day of the GUC Trust’s current fiscal year. In December 2017, the GUC Trust expected that the 37% tax rate would be in effect when its temporary differences reversed and, accordingly, the GUC Trust’s deferred tax assets and liabilities were adjusted to the enacted 37% tax rate as of December 31, 2017. There was no impact on the deferred tax provision as the result of the establishment of a full valuation allowance against net deferred tax assets as of December 31, 2017.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2018 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$11,289
Net operating and capital loss carryovers	52,644

Gross deferred tax assets	63,933
Less: Valuation allowance	(59,369)

Deferred tax asset, net of valuation allowance	4,564
Deferred tax liabilities:
Accrued investment income	(4,564)

Gross deferred tax liabilities	(4,564)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013, and thereafter, with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any Taxes on Distribution from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares.

On July 11, 2018, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2018 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2018 has been selected for examination.

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of capital loss carryovers of $22.6 million and $158.1 million attributable to the year ended March 31, 2013 and 2012), along with net operating loss carryovers generated through June 30, 2018, aggregating $140.6 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. The remaining capital loss carryovers of $1.7 million expire on March 31, 2020 and the net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.6 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $59.4 million was established as of June 30, 2018 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was decreased by $0.8 million from the full valuation allowance against net deferred tax assets established as of March 31, 2018.

8. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three months ended June 30, 2018 and 2017.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During each of the three months ended June 30, 2018 and 2017, the total amount of such fees and commissions was approximately $65,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2018. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2018 filed by the GUC Trust with the SEC on June 11, 2018. A glossary of defined terms used, but not otherwise defined, in this Quarterly Report on Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of June 30, 2018, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that would have expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that were scheduled to expire on July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

By order dated July 2, 2015, or the Liquidation Order, the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of Allowed General Unsecured Claims (including in respect of the GUC Trust Units) have been and will be made solely in cash.

Pursuant to the Liquidation Order, the proceeds of such liquidation (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

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

Prior to the aforementioned liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash (as defined below under the heading “Funding for the GUC Trust’s Liquidation and Administrative Costs”). Because such dividends are applied to the same purpose as the associated Distributable Cash, any references in this Quarterly Report on Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly stated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

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

In addition to the foregoing, the GUC Trust is required to make quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets as of the end of the preceding fiscal quarter exceed certain thresholds set forth in the GUC Trust Agreement. Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the end of the periods ending each March 31, June 30, September 30 and December 31. Excess GUC Trust Distributable Assets means (i) Distributable Cash, including Dividend Cash (only if and to the extent such Distributable Cash (a) is not required for the satisfaction of new Allowed General Unsecured Claims and (b) has not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust (as described below under “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution”) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of June 30, 2018, the remaining Administrative Fund aggregated $1.7 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, or the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the Internal Revenue Service, or the IRS, for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Administrative Fund budget. However, the GUC Trust Agreement provides the GUC Trust Administrator with the authority to set aside from distribution and appropriate Distributable Cash to fund such Reporting Costs and projected tax liabilities (other than those included in the Administrative Fund budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below. Prior to the sale of all New GM Securities previously held by the GUC Trust in July and August 2015 as described above, the GUC Trust Administrator was authorized to set aside from distribution and sell New GM Securities to fund such Reporting Costs and projected tax liabilities with the approval of the Bankruptcy Court and/or the GUC Trust Monitor as described below.

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities were set aside) in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including any U.S. federal income taxes on dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust (“Dividend Taxes”) and on investment income earned on Distributable Cash (“Investment Income Taxes”), (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “Critical Accounting Policies and Estimates—Income Taxes” below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including any projected Dividend Taxes and Investment Income Taxes) and potential Taxes on Distribution.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of June 30 2018, approximately $19.8 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation.

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

As of June 30, 2018, the amount of Avoidance Action Defense Costs incurred exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs will remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement by the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and the Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs and certain Avoidance Action Defense Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed, the Residual Wind-Down Costs and the Avoidance Action Defense Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation of Distributable Cash would reduce the amount of Distributable Cash available for distribution to holders of GUC Trust Units.

As of June 30, 2018, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of June 30, 2018. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of the funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2018, funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $0.1 million were held by the GUC Trust and are recorded in marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2018. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2018.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on capital gains realized upon (a) the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units, (b) by sale of New GM Securities, or (c) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for remaining net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. See “Critical Accounting Policies and Estimates—Income Taxes” below. As a result of cumulative capital losses utilizing the new tax position described below and net operating losses, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future, except potentially with respect to any Taxes on Distribution from receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2017 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any Taxes on Distributions resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above, which is not determinable or estimable at this time. On July 11, 2018, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2018 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2018 has been selected for examination.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As described in Part II, Item 1 (“Legal Proceedings”), litigation with respect to the Term Loan Avoidance Action is ongoing. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action had been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. As described in Part II Item 1 (“Legal Proceedings”) below, the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016 (the “Approval Order’), which order was affirmed on appeal and is fully in effect. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which, in such capacity, is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust) (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). As used in this Quarterly Report on Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any Term Loan Avoidance Action Claims. During the quarter ended June 30, 2018, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $2,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $2,000 were allowed by the GUC Trust pursuant to the Plan. Unless and until further Term Loan Avoidance Action Claims are allowed, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will have its recovery diluted through the incurrence of Resolved Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust or the DIP Lenders to seek disgorgement in accordance with the terms of the Plan. As described under the heading “Residual Wind-Down Claims and Costs” above, the amount of Avoidance Action Defense Costs incurred exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for Residual Wind-Down Claims and Costs, reserves for expected liquidation costs and the accrual for investment income from marketable securities represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “Reserves for Expected Costs of Liquidation,” estimates for the expected costs of liquidation may change in the near term, and such change could be material.

The GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As any Disputed General Unsecured Claims and Term Loan Avoidance Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which any Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of any Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Holdings of New GM Securities and Dividends on New GM Common Stock

The GUC Trust previously held New GM Securities for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, of which some were previously set aside from distribution to fund potential administrative costs and income tax liabilities (including Taxes on Distribution, Dividend Taxes and Investment Income Taxes). The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above under “Functions and Responsibilities of the GUC Trust—Distributions and Distributable Assets of the GUC Trust,” pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. The GUC Trust valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at carrying value, which approximates fair value. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be earned on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested.

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

As of June 30, 2018, such remaining liquidation period is estimated to extend through June 2020 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond June 2020. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, during the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation pursuant to the Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”).

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon (a) its disposition of New GM Securities and (b) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale differs from the fair market value of such shares on the date of receipt), which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2017 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2018, along with net operating loss carryovers generated through March 31, 2018, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. As of June 30, 2018, there are no known items which would result in a significant accrual for uncertain tax positions. On July 11, 2018, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2018 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2018 has been selected for examination.

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

As of August 5, 2015, the GUC Trust had disposed of all of its capital assets. Accordingly, the GUC Trust does not expect to recognize any additional capital gains or losses going forward, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale differs from the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. In general, capital losses may be carried forward by corporations for five years after such losses were incurred (or the Five Year Rule) and may be carried forward indefinitely by non-corporate persons. The capital loss carryovers of $158.1 million and $22.6 million attributable to the years ended March 31, 2012 and 2013, respectively, are no longer available for utilization by the GUC Trust under the Five Year Rule. Net operating losses generally may be carried forward for 20 years after such losses are incurred; although, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated in tax years beginning after December 31, 2017, may be carried over indefinitely.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of June 30, 2018, there were 31,855,506 GUC Trust Units outstanding or issuable and $31.9 billion of Allowed General Unsecured Claims.

In addition, because the GUC Trust computes its taxable income in the same manner as a corporation, it is unclear whether, and if so, to what extent, the Five Year Rule might affect the amount of unused capital loss carryovers to which GUC Trust Claimants may succeed under the Loss Succession Rule.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows and estimated yields on investments in marketable securities for estimated investment income expected to be received, expected liquidation costs, and expected Residual Wind-Down Claims and Costs. Actual results could materially differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the three months ended June 30, 2018, net assets in liquidation increased by approximately $2.2 million, from approximately $464.8 million to approximately $467.0 million, principally as a result of reductions of $4.5 million in the reserves for expected costs of liquidation, partly offset by a net reversal of accrued investment income of $2.3 million. As described in “Liquidation and Administrative Costs” below, the decrease in the reserves for expected costs of liquidation of $4.5 million is associated with a reduction in the estimated length of the remaining liquidation period.

There was no income tax provision or benefit during the three months ended June 30, 2018, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

In addition, the GUC Trust maintains reserves for Residual Wind-Down Claims and Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims and Costs”).

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

As of June 30, 2018, the GUC Trust had approximately $30.3 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $38.1 million in reserves as of March 31, 2018. The following table summarizes in greater detail the changes in such reserves during the three months ended June 30, 2018:

	Three months ended June 30, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2018	$25,204	$12,739	$144	$38,087
Less reductions in reserves	(2,401)	(2,073)	—	(4,474)
Less liquidation costs incurred:
Trust professionals	(1,257)	(614)	—	(1,871)
Trust governance	(847)	(450)	(10)	(1,307)
Other administrative expenses	(40)	(55)	—	(95)

Balance, June 30, 2018	$20,659	$9,547	$134	$30,340

Reserves for expected costs of liquidation were reduced by approximately $4.5 million during the three months ended June 30, 2018, in order to reflect decreases in expected Wind-Down Costs of $2.4 million and expected Reporting Costs of $2.1 million. The decreases in expected Wind-Down Costs and Reporting Costs during the three months ended June 30, 2018 are associated with a reduction in the estimated length of the remaining liquidation period. In comparison, reserves were increased by approximately $3.0 million during the three months ended June 30, 2017, in order to reflect increases in expected Wind-Down Costs of $3.0 million and expected Reporting Costs of $26,000. The increase in expected Wind-Down Costs during the three months ended June 30, 2017 was associated with an addition of $3.0 million in estimated administrative expenses related to a then potential settlement of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). Such accrual was reversed in the quarter ended September 30, 2017.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three months ended June 30, 2018. Trust professional costs incurred during the three months ended June 30, 2018 were approximately $1.9 million, as compared to approximately $1.6 million for the three months ended June 30, 2017. The increase of $0.3 million from three-month period to period is due to a $0.4 million increase in Wind-Down Costs charged to the reserve, partly offset by a $0.1 million decrease in expected Reporting Costs charged to the reserve. Trust Governance Costs incurred were approximately $1.3 million during the three months ended June 30, 2018, as compared to approximately $1.2 million for the three months ended June 30, 2017. Other administrative costs during the three months ended June 30, 2018 were approximately $95,000, as compared to approximately $56,000 for the three months ended June 30, 2017. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of June 30, 2018, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of June 30, 2018. In particular, as of June 30, 2018, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through June 2020, which date, beginning in the quarter ended December 31, 2016, is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond June 2020.

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

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation, which are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain amounts of Distributable Cash have already been set aside from distribution for the purposes of meeting such potential additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Quarterly Report on Form 10-Q because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or any current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 6 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended June 30, 2018:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, March 31, 2018	$31,855,432	$50,000	$1,494,986	$1,544,986	$33,400,418
New Allowed General Unsecured Claims	2	—	—	—	2
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(143)	(143)	(143)

Total, June 30, 2018	$31,855,434	$50,000	$1,494,843	$1,544,843	$33,400,277

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

During the three months ended June 30, 2018, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $2,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $2,000 were allowed under the GUC Trust Agreement.

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would provide for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation of $15.0 million for the Settlement Payment.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of June 30, 2018 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(246,186)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(35,584)

Holdings as of June 30, 2018	—	—	—	484,507

Less: Distributions payable as of June 30, 2018 (2)				(1,823)
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(24,767)

Distributable Assets as of June 30, 2018 (3)				$457,917

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

(2)

Distributions Payable includes Distributions Payable in respect of Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended June 30, 2018, and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled).

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on July 27, 2018. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of June 30, 2018. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of June 30, 2018, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of June 30, 2018, $1.8 million of Distributable Cash.

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

This process is not related to, and is separate from, the process of recording any current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation, as a matter of financial reporting. As a matter of financial reporting, income tax liabilities and reserves for expected costs of liquidation must be determined in accordance with generally accepted accounting principles applicable to the GUC Trust. By contrast, the estimates of projected costs and potential liabilities for which the GUC Trust may set aside Distributable Cash are generally made on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above.

As of June 30, 2018, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $457.9 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of newly Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended June 30, 2018, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) was decreased by $3.5 million to $24.8 million. Such decrease was primarily related to a reduction in remaining projected Wind-Down Costs and Reporting Costs. Accordingly, as of June 30, 2018, the GUC Trust had set aside from distribution Distributable Cash of $24.8 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator as of June 30, 2018.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2017 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2017 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from the receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, beginning with the quarter ended September 30, 2016 and as of June 30, 2018, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

It is the view of the GUC Trust Administrator, after consultation with the GUC Trust Monitor and other professionals retained by the GUC Trust, that the calculation methodologies described above, on the basis of which Distributable Cash (including Dividend Cash) is set aside from distribution, generally estimate the projected liquidation and administrative costs and potential liabilities of the GUC Trust on a conservative basis. Accordingly, it is the view of the GUC Trust Administrator and the GUC Trust Monitor that the Distributable Cash currently set aside from distribution to fund such costs and liabilities would be sufficient to satisfy such obligations of the GUC Trust as of the date of this Quarterly Report on Form 10-Q. However, there can be no assurance that the amount of Distributable Cash set aside will be sufficient to fund such costs and liabilities as they are actually incurred. In addition, there can be no assurance that, as a result of future evaluations, additional Distributable Cash will not need to be set aside or appropriated to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of changes in the GUC Trust’s estimates of projected costs and potential liabilities. See “Liquidity and Capital Resources” below.

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the three months ended June 30, 2018:

Trust Units
Outstanding or issuable as of March 31, 2018	31,855,504
Issued during the period	—
Less: Issuable as of beginning of period	—
Add: Issuable as of end of period (1)	2

Outstanding or issuable as of June 30, 2018 (2) (3)	31,855,506

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
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

(3)

The number of GUC Trust Units outstanding or issuable as of the end of the quarter does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

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

During the three months ended June 30, 2018, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $0.2 million from approximately $2.6 million to approximately $2.4 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $3.9 million, largely offset by cash from the sale of marketable securities in excess of reinvestments of $1.2 million and interest income received on such marketable securities of $2.5 million.

During the three months ended June 30, 2018, the funds invested by the GUC Trust in marketable securities decreased approximately $1.2 million, from approximately $505.2 million to approximately $504.0 million. The decrease was due primarily to the sale of marketable securities to fund the payments described above during the period. The GUC Trust earned on the accrual basis approximately $2.1 million in interest income on such investments during the period.

As of June 30, 2018, the GUC Trust held approximately $506.4 million in cash and cash equivalents and marketable securities. Of such amount, approximately $484.5 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of June 30, 2018, is approximately $13.5 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of June 30, 2018, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $1.8 million for liquidating distributions payable as of that date, and (b) $24.8 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $21.8 million in cash and cash equivalents and marketable securities as of June 30, 2018, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $2.0 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.7 million of the remaining Administrative Fund and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $19.8 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

There is no assurance that additional amounts of Distributable Cash will not be required to be set aside from distribution and appropriated to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any appropriation of Distributable Cash that occurs to fund such obligations will result in a lesser amount of Distributable Cash available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims and Costs” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and appropriate additional amounts of Distributable Cash in order to fund such shortfall.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims, the outcome of and the ultimate recovery on the Term Loan Avoidance Action and any related incurrence of Allowed General Unsecured Claims, the Bankruptcy Court’s ruling on the Settlement Agreement if the Settlement Agreement is not approved, the ultimate outcome of the Late Claims Motion (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. These forward-looking statements should therefore be considered in light of various important factors, including those set forth in the GUC Trust’s Annual Report on Form 10-K for the year ended March 31, 2018 and those set forth in this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

Glossary

The capitalized terms used in this Quarterly Report on Form 10-Q but not otherwise defined shall have the respective meanings set forth below. For additional information on any of the matters relating to such terms, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Current Report on Form 8-K filed by the GUC Trust with the SEC on June 12, 2012.

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

“Ignition Switch Recall” means the ignition switch-related recalls initiated by New GM in February and March 2014 as NHTSA Recall No. 14v047.

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

“IRS” means the Internal Revenue Service.

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

“New GM Common Stock” means the common stock of General Motors Company, including with respect to New GM Common Stock that has been set aside from distribution, reserved, or sold and any Dividend Cash related to such New GM Common Stock.

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

“Order to Show Cause” means the order issued by the Bankruptcy court, dated December 13, 2016, and addressing the 2016 Threshold Issues.

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

“Stipulation” means the Stipulation and Order Amending and Superseding Certain Prior Orders Regarding Discovery and Scheduling [Docket No. 1059] filed by the parties to the Term Loan Avoidance Action on July 31, 2018, requiring each party to the litigation to file pre-motion letters to the Bankruptcy Court identifying the issues that each party contends should be addressed by the Bankruptcy Court through motion practice without additional discovery.

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

“Term Loan Avoidance Action Claims” means the potential Allowed General Unsecured Claims that will arise in the amount of any recovery of proceeds if the Avoidance Action Trust Administrator is successful in its prosecution of the Term Loan Avoidance Action. For the avoidance of doubt, as used in this Quarterly Report on Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any Term Loan Avoidance Action Claims.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item is not required, pursuant to the no-action letter of the SEC to the GUC Trust dated May 23, 2012.

Item 4.	Controls and Procedures.

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

A trial on a number of the key issues in the Term Loan Avoidance Action (the “Representative Assets Trial”) was conducted before the Bankruptcy Court from April 24, 2017 through May 5, 2017, followed by post-trial briefing and closing arguments on June 5, 2017. The Bankruptcy Court rendered a decision with respect to the Representative Assets Trial on September 26, 2017 and determined whether each of the 40 representative assets (out of over 200,000 disputed assets) constituted fixtures and how to value each of the 40 assets, in an effort to provide guidance to the parties in resolving the remaining disputes through settlement. On October 10, 2017, the Avoidance Action Trust filed a motion with the Bankruptcy Court seeking leave to appeal the decision on the Representative Assets Trial, which motion is currently pending. On October 24, 2017, the Administrative Agent filed a conditional notice of cross-appeal, seeking leave to appeal the decision on the Representative Assets Trial solely in the event that the Avoidance Action Trust’s motion is granted. Because the Bankruptcy Court’s decision (and any potential appeal) relates only to certain “representative” assets, it does not resolve all of the issues in the Term Loan Avoidance Action. Although the parties to the Term Loan Avoidance Action attempted to consensually resolve the disputes through mediation, in the Updated Joint Status Report filed with the Court on July 2, 2018, the parties to the Term Loan Avoidance Action have jointly concluded that they do not believe they will be able to reach a global settlement at this time. The parties to the Term Loan Avoidance Action have, however, agreed to continue to engage in mediation sessions on certain discreet issues, the resolution of which would reduce the scope of the litigation going forward.

On July 31, 2018, the parties to the Term Loan Avoidance Action filed a Stipulation and Order Amending and Superseding Certain Prior Orders Regarding Discovery and Scheduling [Docket No. 1059] (the “Stipulation”) requiring each party to the litigation to file pre-motion letters to the Bankruptcy Court identifying the issues that each party contends should be addressed by the Bankruptcy Court through motion practice without additional discovery; responses to the pre-motion letters were to be filed with the Bankruptcy Court on or before August 10, 2018. The Stipulation contemplated that the Bankruptcy Court would hold a pre-motion conference in the future and motion practice with respect to those identified issues would be scheduled thereafter. The Stipulation also contemplated that document discovery on the Initial Discovery and Trial Issues (as defined in the Stipulation) would resume on August 14, 2018. Within 30 days of the pre-motion conference (on a date to be determined), the parties will submit a comprehensive discovery plan for Initial Discovery and Trial Issues.

The parties to the Term Loan Avoidance Action each timely filed a pre-motion letter on July 31, 2018 and identified specific topics appropriate for motion practice.

The pre-motion conference took place on August 9, 2018. The Bankruptcy Court authorized targeted discovery and the parties to further negotiate timing of the discovery and additional court proceedings.

The parties to the Term Loan Avoidance Action are continuing to negotiate the stipulation memorializing agreements reached to date and expect to file the stipulation memorializing those agreements, or provide the Bankruptcy Court with a further update, on or before August 16, 2018.

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

In its Quarterly Report on Form 10-Q filed July 25, 2018, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

As previously disclosed in a Current Report on Form 8-K filed on May 4, 2018, the GUC Trust, on April 25, 2018, entered into the Settlement Agreement with certain plaintiffs to settle the Late Claims Motions and various related issues. The approval of the Bankruptcy Court is required for the Settlement Agreement to be effective. On May 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement. No hearing date has yet been scheduled for such motion. At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. No decision has yet been rendered on that issue. In addition, New GM has filed a motion requesting that the Bankruptcy Court stay any proceedings related to approval of the Settlement Agreement until further resolution of the MDL Proceeding, but no hearing has been scheduled for that motion.

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

New GM opposes the Settlement Agreement on various grounds, including its assertion that the filing of the GUC Trust’s motion to estimate the claims subject to the Settlement Agreement breached certain obligations of the GUC Trust to New GM under the MSPA.

The Settlement Agreement and an amendment thereto are included as exhibits to this Quarterly Report on Form 10-Q.

Other Matter

The GUC Trust has been named a defendant in an action by a claimant making personal injury claims against Old GM. The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion had been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision. The appellant in that matter filed his brief on June 29, 2018. The GUC Trust timely filed a response brief on July 30, 2018. New GM also filed a separate reply brief. A decision has yet to be rendered on the appeal.

New GM Securities Class Action

On March 21, 2014, a putative class action was initiated against New GM on behalf of all persons and entities that purchased or otherwise acquired New GM Common Stock during the period from November 17, 2010 through July 24, 2014, inclusive, and suffered damages. The action was filed in the United States District Court for the Eastern District of Michigan, Southern Division, and captioned New York State Teachers’ Retirement System v. General Motors Company, et al., 14-cv-11191-LVP-MKM. In November 2015, New GM reached a proposed settlement of the class action. The proposed settlement amount is an aggregate of $300 million, plus earned interest, and, after deducting certain expenses, including attorneys’ fees and costs and taxes on the earned interest, the settlement amount will be distributed in cash (pro rata by the relative size of their claims) to all members of the settlement class who submit a valid and timely claim form. The settlement was subsequently approved by the court. The GUC Trust timely filed a proof of claim with the settlement administrator and presently anticipates that its potential recovery will be nominal in amount.

Other than the foregoing, during the quarter ended June 30, 2018 no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the SEC.

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

In its Quarterly Report on Form 10-Q filed July 25, 2018, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions). Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions, and the Personal Injury Actions, see “General Motors Product Recalls” in Part II, Item 1 (“Legal Proceedings”) below.

As previously disclosed in a Current Report on Form 8-K filed on May 4, 2018, the GUC Trust, on April 25, 2018, entered into an agreement, or the Settlement Agreement, with certain plaintiffs to settle the Late Claims Motions and various related issues. The approval of the Bankruptcy Court is required for the Settlement Agreement to be effective. On May 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement. No hearing date has yet been scheduled for such motion. At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. No decision has yet been rendered on that issue. In addition, New GM has filed a motion requesting that the Bankruptcy Court stay any proceedings related to approval of the Settlement Agreement until further resolution of the MDL Proceeding, but no hearing has been scheduled for that motion.

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

New GM opposes the Settlement Agreement on various grounds, including its assertion that the filing of the GUC Trust’s motion to estimate the claims subject to the Settlement Agreement breached certain obligations of the GUC Trust to New GM under the MSPA.

The Settlement Agreement and an amendment thereto are included as exhibits to this Quarterly Report on Form 10-Q.

Other Matter

The GUC Trust has been named a defendant in an action by a claimant making personal injury claims against Old GM. The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion had been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision. The appellant in that matter filed his brief on June 29, 2018. The GUC Trust timely filed a response brief on July 30, 2018. New GM also filed a separate reply brief. A decision has yet to be rendered on the appeal.

Other than the foregoing, there have been no material changes regarding risk factors from what was previously included in the Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 11, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Disclosure under this item is not required, pursuant to the no-action letter of the SEC to the GUC Trust dated May 23, 2012.

Item 3.	Defaults Upon Senior Securities.

Disclosure under this item is not required, pursuant to the no-action letter of the SEC to the GUC Trust dated May 23, 2012.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Motors Liquidation Company GUC Trust Agreement (incorporated herein by reference to Exhibit 3.1 to the Motors Liquidation Company GUC Trust Annual Report on Form 10-K filed on May 25, 2016).

10.1	Settlement Agreement (incorporated herein by reference to Exhibit 10.1 of the Motors Liquidation Company GUC Trust Current Report on Form 8-K filed May 4, 2018).

10.2	Amendment to Settlement Agreement (incorporated herein by reference to Exhibit 99.1 to the Motors Liquidation Company GUC Trust Current Report on Form 8-K filed on May 30, 2018).

31*	Rule 13a-14(a) Certification

32**	Section 1350 Certification

101*	Interactive Data Files

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company