Form 10-Q
period 2018-09-30
Motors Liquidation Co
filed 2018-11-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2018	March 31, 2018
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$2,321	$2,563
Marketable Securities (Note 3)	503,474	505,183
Accrued Investment Income (Note 3)	23,404	17,495
Other Assets	169	63

TOTAL ASSETS	529,368	525,304
LIABILITIES
Accounts Payable and Other Liabilities	3,732	5,420
Liquidating Distributions Payable (Note 4)	1,813	1,825
Contingent Settlement Obligation (Note 3)	—	15,000
Reserves for Expected Costs of Liquidation (Note 6)	41,897	38,087
Reserves for Residual Wind-Down Claims and Costs (Note 6)	169	169

TOTAL LIABILITIES	47,611	60,501

NET ASSETS IN LIQUIDATION (Note 3)	$481,757	$464,803

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net Assets in Liquidation, beginning of period	$466,992	$486,353	$464,803	$488,213
Increase (decrease) in net assets in liquidation:
Additions to reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 6)	(13,053)	(6,483)	(8,579)	(9,529)
Reversal of contingent settlement obligation (Note 3)	15,000	—	15,000	—
Liquidating distributions (Note 4)	1	791	—	(15)
Dividends and interest income (Note 3)	12,817	3,264	10,533	5,256
Other income (Note 3)	—	1,508	—	1,508

Net increase (decrease) in net assets in liquidation	14,765	(920)	16,954	(2,780)

Net Assets in Liquidation, end of period	$481,757	$485,433	$481,757	$485,433

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2018	2017
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$4,624	$1,609
Cash paid for professional fees, governance costs and other administrative costs	(6,570)	(5,554)
Cash paid for Residual Wind-Down Claims and Costs	—	(11,705)
Cash receipts for refunds	7	193
Cash paid for distributions	(12)	(430)

Net cash flows used in operating activities	(1,951)	(15,887)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(2,232,224)	(1,752,333)
Cash from maturities and sales of marketable securities	2,233,933	1,767,358

Net cash flows from investing activities	1,709	15,025

Net decrease in cash and cash equivalents	(242)	(862)
Cash and cash equivalents, beginning of period	2,563	4,320

Cash and cash equivalents, end of period	$2,321	$3,458

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

September 30, 2018

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

The accompanying (a) condensed statement of net assets in liquidation as of March 31, 2018, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three and six months ended September 30, 2018 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2018 included in the Annual Report on Form 10-K filed by the GUC Trust with the Securities and Exchange Commission (“SEC”) on June 11, 2018.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of September 30, 2018, there were no remaining Disputed General Unsecured Claims. There remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” in Note 3 below.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of September 30, 2018, the remaining Administrative Fund aggregated $1.7 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set-aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of September 30, 2018, Other Administrative Cash aggregated $19.3 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of September 30, 2018, Distributable Cash of $24.8 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set-aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and on investment income earned on Distributable Cash (such taxes, “Investment Income Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution Distributable Cash in amounts that would be sufficient to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. Any Distributable Cash that is set aside for Dividend Taxes and Investment Income Taxes is included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation.” The GUC Trust Administrator may appropriate such set-aside Distributable Cash to fund any such Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Any Distributable Cash that is appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the appropriation of Distributable Cash (including Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Set-aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities until expended to pay any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While any set-aside or appropriated Distributable Cash (including Dividend Cash) is not available for distribution, there is no corresponding liability or reserve related to any such set-aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities to fund potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes and to sell such set-aside New GM Securities to fund the Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court.

During the quarter ended September 30, 2018, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination by the IRS, and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

For additional information regarding set-aside Distributable Cash, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). To the extent that the Residual Wind-Down Claims and the Residual Wind-Down Costs are less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. Also, while not expected at this time, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set-aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

As of September 30, 2018, the amount of Avoidance Action Defense Costs incurred exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

As of September 30, 2018, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of September 30, 2018. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2018, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2018.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set-aside Distributable Cash and any appropriated Distributable Cash. As of September 30, 2018, GUC Trust Distributable Assets aggregated approximately $457.9 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of September 30, 2018, cash and cash equivalents and marketable securities aggregated $505.8 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$484,498
Other Administrative Cash	19,309
Administrative Fund	1,677
Residual Wind-Down Assets	173
Funds for Indenture Trustee / Fiscal Paying Agent Costs	138

Total	$505,795

As described in Note 4, as of September 30, 2018, the GUC Trust had accrued liquidating distributions payable aggregating $1.8 million. In addition, as described in Note 2, as of September 30, 2018, the amount of Distributable Cash reflected in the table above includes $24.8 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of September 30, 2018 was $26.6 million.

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of September 30, 2018 and March 31, 2018, the GUC Trust had accrued approximately $22.7 million and $16.7 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the estimated remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. During the quarter ended September 30, 2018, such accrual was increased by approximately $10.4 million primarily due to an extension in the estimated length of the remaining liquidation period, along with recent increases in yields on U.S. Treasury bills, in such quarter. During the six months ended September 30, 2018, such accrual was increased by approximately $6.0 million primarily due to a net extension in the length of the estimated remaining liquidation period, along with recent increases in yields on U.S. Treasury bills, in such six-month period. Such accrual, along with receivables for investment income earned as of September 30, 2018 and March 31, 2018, is included in Accrued Investment Income in the accompanying Condensed Statements of Net Assets in Liquidation.

Accrued Expected Reimbursement of Legal Fees

During the quarter ended September 30, 2017, the GUC Trust entered into an agreement with New GM providing for, among other provisions, reimbursement of certain legal fees incurred as described in Part II, Item 1 (“Legal Proceedings”). While the terms of the agreement were subject to certain conditions, including Bankruptcy Court approval, at such time, the GUC Trust anticipated that the agreement would be consummated. Accordingly, the GUC Trust accrued approximately $1.5 million in expected reimbursements of legal fees at September 30, 2017, which is included in other income in the accompanying Condensed Statement of Changes in Net Assets in Liquidation for the three and six months ended September 30, 2017. Such accrual was based on an estimate of the amount of reimbursements expected to be received if the agreement were consummated. Such estimate of expected reimbursements was based on reimbursable legal fees incurred and expected to be incurred through the then-expected date of consummation of the agreement. As a result of developments in the related litigation as described in Part II, Item 1 (“Legal Proceedings”), such accrual was reversed in the quarter ended December 31, 2017, due to uncertainties associated with consummation of such agreement.

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

The following table presents the changes during the three months ended September 30, 2018, in the number of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable as of June 30, 2018	31,855,506
Issued during the period	—
Less: Issuable as of beginning of period (1)	(2)
Add: Issuable as of end of period	—

Outstanding or issuable as of September 30, 2018 (2)(3)	31,855,504

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
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

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims as of September 30, 2018 reflect a distribution “set aside” permitted by the Plan and the GUC Trust Agreement. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Claims are resolved as Allowed General Unsecured Claims.

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended September 30, 2018:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, June 30, 2018	$31,855,434	$50,000	$1,494,843	$1,544,843	$33,400,277
Reversal of Allowed General Unsecured Claims	(2)	—	—	—	(2)
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	—	—	—

Total, September 30, 2018	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275

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

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would provide for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued the Settlement Payment of $15.0 million as a contingent settlement obligation. As a result of developments in the related litigation as described in Part II, Item 1 (“Legal Proceedings”), such contingent obligation was reversed in the quarter ended September 30, 2018, due to uncertainties associated with consummation of the Settlement Agreement.

4. Liquidating Distributions

Liquidating distributions in the three months ended September 30, 2018 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended September 30, 2018	$9
Less: Liquidating distributions payable as of June 30, 2018	(1,823)
Add: Liquidating distributions payable as of September 30, 2018	1,813

Net reversal	$(1)

Liquidating distributions in the six months ended September 30, 2018 consisted of the following:

(in thousands)	Fair Value
Distributions during the six months ended September 30, 2018	$12
Less: Liquidating distributions payable at March 31, 2018	(1,825)
Add: Liquidating distributions payable at September 30, 2018	1,813

Total	$—

The distributions during the three and six months ended September 30, 2018 consisted of distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements, and to holders of certain Term Loan Avoidance Actions Claims allowed in prior periods.

The GUC Trust was obligated as of September 30, 2018 to distribute Distributable Cash of $1.8 million to certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of September 30, 2018 and March 31, 2018.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2018, and the valuation techniques used by the GUC Trust to determine those fair values.

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$139	$—	$—	$139
Marketable Securities:
U.S. Treasury bills	—	503,474	—	503,474

Total Assets	$139	$503,474	$—	$503,613

Liabilities:
Liquidating distributions payable	$1,813	$—	$—	$1,813

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$540	$—	$—	$540
Marketable Securities:
U.S. Treasury bills	—	505,183	—	505,183

Total Assets	$540	$505,183	$—	$505,723

Liabilities:
Liquidating distributions payable	$1,825	$—	$—	$1,825

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or six months ended September 30, 2018 and the year ended March 31, 2018.

6. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and six months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2018	$20,659	$9,547	$134	$30,340
Plus additions to reserves	6,824	6,229	—	13,053
Less liquidation costs incurred:
Trust professionals	90	(458)	—	(368)
Trust governance	(619)	(451)	(11)	(1,081)
Other administrative expenses	(27)	(20)	—	(47)

Balance, September 30, 2018	$26,927	$14,847	$123	$41,897

	Six months ended September 30, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2018	$25,204	$12,739	$144	$38,087
Plus net additions to reserves	4,423	4,156	—	8,579
Less liquidation costs incurred:
Trust professionals	(1,167)	(1,072)	—	(2,239)
Trust governance	(1,466)	(901)	(21)	(2,388)
Other administrative expenses	(67)	(75)	—	(142)

Balance, September 30, 2018	$26,927	$14,847	$123	$41,897

	Three months ended September 30, 2017
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2017	$11,317	$7,619	$209	$19,145
Plus additions to reserves	1,719	4,764	—	6,483
Less liquidation costs incurred:
Trust professionals	(1,387)	(628)	—	(2,015)
Trust governance	(597)	(450)	(14)	(1,061)
Other administrative expenses	(14)	(23)	—	(37)

Balance, September 30, 2017	$11,038	$11,282	$195	$22,515

	Six months ended September 30, 2017
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2017	$9,851	$8,827	$225	$18,903
Plus additions to reserves	4,730	4,791	—	9,521
Less liquidation costs incurred:
Trust professionals	(2,210)	(1,370)	—	(3,580)
Trust governance	(1,305)	(900)	(30)	(2,235)
Other administrative expenses	(28)	(66)	—	(94)

Balance, September 30, 2017	$11,038	$11,282	$195	$22,515

During the three months ended September 30, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $6.8 million and $6.2 million, respectively. During the six months ended September 30, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased (net of reductions in the three months ended June 30, 2018) by $4.4 million and $4.2 million, respectively. During the three months ended September 30, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $1.7 million and $4.8 million, respectively. During the six months ended September 30, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $4.7 million and $4.8 million, respectively. Such revisions in the estimates were recorded as additions to the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2018.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2018, the recorded reserves for expected costs of liquidation reflected estimated costs for a remaining liquidation period estimated to extend through December 2021, which was increased by eighteen months during the quarter ended September 30, 2018 from a remaining liquidation period previously estimated to extend through June 2020. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond December 2021. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the three months ended September 30, 2018 and 2017:

(in thousands)	2018	2017
Balance, beginning of period	$169	$160
Plus net addition to reserves	—	—
Less claims allowed during the period	—	—

Balance, end of period	$169	$160

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the six months ended September 30, 2018 and 2017:

(in thousands)	2018	2017
Balance, beginning of period	$169	$966
Plus net addition to reserves	—	8
Less claims allowed during the period	—	(814)

Balance, end of period	$169	$160

Residual Wind-Down Claims allowed during the six months ended September 30, 2017 primarily consisted of Avoidance Action Defense Costs. As described in Note 2, in April 2017, in relation to the Term Loan Avoidance Action, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

7. Income Taxes

There was no current tax benefit or provision for the three and six months ended September 30, 2018 and 2017, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the enactment of the “Tax Cuts and Jobs Act” in December 2017, the GUC Trust’s federal income tax rate was reduced from 39.6% to 37% effective April 1, 2018, the first day of the GUC Trust’s current fiscal year. In December 2017, the GUC Trust expected that the 37% tax rate would be in effect when its temporary differences reversed and, accordingly, the GUC Trust’s deferred tax assets and liabilities were adjusted to the enacted 37% tax rate as of December 31, 2017. There was no impact on the deferred tax provision as the result of the establishment of a full valuation allowance against net deferred tax assets as of December 31, 2017.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2018 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$15,564
Net operating and capital loss carryovers	52,301

Gross deferred tax assets	67,865
Less: Valuation allowance	(59,456)

Deferred tax asset, net of valuation allowance	8,409
Deferred tax liabilities:
Accrued investment income	(8,409)

Gross deferred tax liabilities	(8,409)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2018 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2018 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future (because, as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, no net taxable income is expected to be generated), except potentially with respect to any Taxes on Distribution from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares.

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of capital loss carryovers of $22.6 million and $158.1 million attributable to the year ended March 31, 2013 and 2012), along with net operating loss carryovers generated through September 30, 2018, aggregating $139.7 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. The remaining capital loss carryovers of $1.7 million expire on March 31, 2020 and the net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.3 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $59.5 million was established as of September 30, 2018 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was increased by $0.1 million and decreased by $0.7 million from the full valuation allowance against net deferred tax assets established as of June 30, 2018 and March 31, 2018, respectively.

8. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and six months ended September 30, 2018 and 2017.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three and six months ended September 30, 2018 and 2017, the total amount of such fees and commissions was approximately $65,000 and $130,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its second fiscal quarter ended September 30, 2018. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2018 filed by the GUC Trust with the SEC on June 11, 2018. A glossary of defined terms used, but not otherwise defined, in this Quarterly Report on Form 10-Q is provided under the heading “Glossary” below.

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

Among its other duties and obligations, the GUC Trust is obligated pursuant to the Plan and the GUC Trust Agreement to (i) distribute the assets composing the corpus of the GUC Trust to satisfy the general unsecured claims against the Debtors that are allowed pursuant to the Plan, or the Allowed General Unsecured Claims, (ii) prosecute and resolve objections to the general unsecured claims against the Debtors that are disputed at a given time, or Disputed General Unsecured Claims, (iii) take all necessary actions to administer the wind-down of the affairs of the Debtors, and (iv) to resolve and satisfy (to the extent allowed) the Residual Wind-Down Claims (as defined below) assumed by the GUC Trust.

Distributions and Distributable Assets of the GUC Trust

As of September 30, 2018, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that would have expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that were scheduled to expire on July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of September 30, 2018, the remaining Administrative Fund aggregated $1.7 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set-aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of September 30 2018, approximately $19.3 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation.

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

As of September 30, 2018, the amount of Avoidance Action Defense Costs incurred exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs will remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement by the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

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

As of September 30, 2018, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of September 30, 2018. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of the funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2018, funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $0.1 million were held by the GUC Trust and are recorded in marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2018. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2018.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2018 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2018 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future (because, as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, no net taxable income is expected to be generated), except potentially with respect to any Taxes on Distributions resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above, which is not determinable or estimable at this time.

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

As of September 30, 2018, such remaining liquidation period is estimated to extend through December 2021 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond December 2021. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

As the GUC Trust incurs liquidation costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an account payable or accrued liability until paid. In addition, because the GUC Trust only records reserves for expected costs for which there is a reasonable basis for estimation under applicable U.S. GAAP, additional costs may be identified from time to time for which additional reserves must be recorded. As such costs are identified, the GUC Trust records an increase to its reserves and charges such increase as an addition to such reserves in the Statement of Changes in Net Assets in Liquidation.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, during the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation pursuant to the Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). As a result of developments in the related litigation as described in Part II, Item 1 (“Legal Proceedings”), such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties associated with consummation of such agreement.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2018, along with net operating loss carryovers generated through March 31, 2018, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. As of September 30, 2018, there are no known items which would result in a significant accrual for uncertain tax positions.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of September 30, 2018, there were 31,855,504 GUC Trust Units outstanding or issuable and $31.9 billion of Allowed General Unsecured Claims.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended September 30, 2018, net assets in liquidation increased by approximately $14.8 million, from approximately $467.0 million to approximately $481.8 million, principally as a result of the reversal of a contingent settlement obligation of $15.0 million and investment income of $12.8 million, partly offset by additions of $13.1 million to the reserves for expected costs of liquidation. During the six months ended September 30, 2018, net assets in liquidation increased by approximately $17.0 million, from approximately $464.8 million to approximately $481.8 million, principally as a result of the reversal of a contingent settlement obligation of $15.0 million in the quarter ended September 30, 2018 and net investment income of $10.5 million, partly offset by net additions of $8.6 million to the reserves for expected costs of liquidation. As described in Note 3 (“Net Assets in Liquidation”) to the financial statements, the reversal of the contingent settlement obligation of $15.0 million is associated with uncertainties with respect to consummation of the Settlement Agreement. Also as described in Note 3 (“Net Assets in Liquidation”) to the financial statements, approximately $10.4 million of investment income in the three months ended September 30, 2018 is associated with an increase in accrued investment income primarily associated with an extension in the estimated length of the remaining liquidation period, along with recent increases in yields on U.S. Treasury bills, in such quarter. Approximately $6.0 million of investment income in the six months ended September 30, 2018 is associated with a net increase in accrued investment income primarily associated with a net extension in the estimated length of the remaining liquidation period, along with recent increases in yields on U.S. Treasury bills, in such six-month period. As described in “Liquidation and Administrative Costs” below, the net additions to the reserves for expected costs of liquidation of $13.1 million is primarily associated with an extension in the estimated length of the remaining liquidation period during the quarter ended September 30, 2018.

There was no income tax provision or benefit during the three and six months ended September 30, 2018, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

As of September 30, 2018, the GUC Trust had approximately $41.9 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $30.3 million in reserves as of June 30, 2018. The following table summarizes in greater detail the changes in such reserves during the three months ended September 30, 2018:

	Three months ended September 30, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2018	$20,659	$9,547	$134	$30,340
Plus additions to reserves	6,824	6,229	—	13,053
Less liquidation costs incurred:
Trust professionals	90	(458)	—	(368)
Trust governance	(619)	(451)	(11)	(1,081)
Other administrative expenses	(27)	(20)	—	(47)

Balance, September 30, 2018	$26,927	$14,847	$123	$41,897

Reserves for expected costs of liquidation were increased by approximately $13.1 million during the three months ended September 30, 2018, in order to reflect increases in expected Wind-Down Costs of $6.8 million and expected Reporting Costs of $6.2 million. The increase in expected Wind-Down Costs during the three months ended September 30, 2018 is primarily associated with an extension in the estimated length of the remaining liquidation period, partly offset by a reduction in estimated administrative expenses associated with the Settlement Agreement and a reduction in legal fees associated with a settlement of balances due. The increase in expected Reporting Costs is primarily associated with an extension in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $6.5 million during the three months ended September 30, 2017, in order to reflect increases in expected Wind-Down Costs of $1.7 million and expected Reporting Costs of $4.8 million. The increase in expected Wind-Down Costs during the three months ended September 30, 2017 is primarily associated with an extension in the estimated length of the remaining liquidation period, partly offset by the reversal of an accrual established as of June 30, 2017 of $3.0 million for estimated administrative expenses related to a then potential settlement of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). The increase in expected Reporting Costs during the three months ended September 30, 2017 is associated with an extension in the estimated length of the remaining liquidation period.

Reserves were increased approximately $8.6 million during the six months ended September 30, 2018, in order to reflect increases in expected Wind-Down Costs and expected Reporting Costs of $4.4 million and $4.2 million, respectively (such increases are net of reductions in the reserves and expected costs in the three months ended June 30, 2018). The net increase in expected Wind-Down Costs during the six months ended September 30, 2018 is primarily associated with a net extension in the estimated length of the remaining liquidation period, partly offset by a reduction in estimated administrative expenses associated with the Settlement Agreement and a reduction in legal fees associated with a settlement of balances due. The net increase in expected Reporting Costs is primarily associated with a net extension in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $9.5 million during the six months ended September 30, 2017, in order to reflect an increase in expected Wind-Down Costs of $4.7 million and an increase in expected Reporting Costs of $4.8 million. The increases in expected Wind-Down Costs and expected Reporting Costs during the six months ended September 30, 2017, are primarily associated with an extension in the estimated length of the remaining liquidation period during the quarter ended September 30, 2017.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three and six months ended September 30, 2018. Trust professional costs incurred during the three and six months ended September 30, 2018 were approximately $0.4 million and $2.2 million, respectively, as compared to approximately $2.0 million and $3.6 million, respectively, for the three and six months ended September 30, 2017. The decrease of $1.6 million from three-month period to period and the decrease of $1.4 million from six-month period to period are primarily due to decreases in Wind-Down Costs charged to the reserve. Trust governance costs incurred during the three and six months ended September 30, 2018 were approximately $1.1 million and $2.4 million, respectively, as compared to approximately $1.1 million and $2.2 million, respectively, for the three and six months ended September 30, 2017. The increase of $0.2 million from six-month period to period is primarily due to increases in Wind-Down Costs charged to the reserve. Other administrative costs during the three and six months ended September 30, 2018 were approximately $47,000 and $142,000, respectively, as compared to approximately $37,000 and $94,000, respectively, for the three and six months ended September 30, 2017. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of September 30, 2018, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of September 30, 2018. In particular, as of September 30, 2018, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through December 2021, which date, beginning in the quarter ended December 31, 2016, is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation, as well as the Term Loan Avoidance Action, could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond December 2021.

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

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended September 30, 2018:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, June 30, 2018	$31,855,434	$50,000	$1,494,843	$1,544,843	$33,400,277
Reversal of Allowed General Unsecured Claims	(2)	—	—	—	(2)
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	—	—	—

Total, September 30, 2018	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275

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

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would provide for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation of $15.0 million for the Settlement Payment. As a result of developments in the related litigation as described in Part II, Item 1 (“Legal Proceedings”), such contingent obligation was reversed in the quarter ended September 30, 2018, due to uncertainties associated with consummation of the Settlement Agreement.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of September 30, 2018 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(246,195)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(35,584)

Holdings as of September 30, 2018	—	—	—	484,498

Less: Distributions payable as of September 30, 2018 (2)				(1,813)
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(24,768)

Distributable Assets as of September 30, 2018 (3)				$457,917

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

(2)

Distributions Payable includes Distributions Payable in respect of Allowed General Unsecured Claims (including Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled).

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on October 31, 2018. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of September 30, 2018. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of September 30, 2018, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of September 30, 2018, $1.8 million of Distributable Cash.

Distributable Cash Set Aside from Distribution

Overview of Distributable Cash Set Aside from Distribution

In addition to distributions of Distributable Cash, which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside Distributable Cash for potential future appropriation to fund projected liquidation and administrative costs, as well as any potential income tax liabilities, including Dividend Taxes, Investment Income Taxes and Taxes on Distribution. Distributable Cash that is set aside from distribution by the GUC Trust is not deducted from the net assets in liquidation of the GUC Trust in its financial statements unless and until such set-aside Distributable Cash is appropriated and expended. Distributable Cash set aside from distribution is segregated by the GUC Trust for such specific purposes and is not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the set-aside Distributable Cash is no longer needed to fund those specific purposes.

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

As of September 30, 2018, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $457.9 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of newly Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended September 30, 2018, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) was increased by $7.8 million to $32.6 million. Such increase was primarily related to an increase in remaining projected Wind-Down Costs and Reporting Costs primarily associated with an extension in the estimated length of the remaining liquidation period. However, due to limitations on the amount of Distributable Cash available to be set aside for such purposes, the amount set aside was reduced to $24.8 million. Accordingly, as of September 30, 2018, the GUC Trust had set aside from distribution Distributable Cash of $24.8 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Because of a fixed amount of Distributable Cash administered by the GUC Trust, as well as the requirement to also set aside a sufficient amount of Distributable Cash to satisfy all potential Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims), the amount of Distributable Cash available to be set aside to fund projected liquidation costs and other potential obligations is subject to inherent limitations.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from the receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, beginning with the quarter ended September 30, 2016 and as of September 30, 2018, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the three months ended September 30, 2018:

Trust Units
Outstanding or issuable as of June 30, 2018	31,855,506
Issued during the period	—
Less: Issuable as of beginning of period	(2)
Add: Issuable as of end of period (1)	—

Outstanding or issuable as of September 30, 2018 (2) (3)	31,855,504

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
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

During the six months ended September 30, 2018, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $0.3 million from approximately $2.6 million to approximately $2.3 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $6.6 million, largely offset by cash from the sale of marketable securities in excess of reinvestments of $1.7 million and interest income received on such marketable securities of $4.6 million.

During the six months ended September 30, 2018, the funds invested by the GUC Trust in marketable securities decreased approximately $1.7 million, from approximately $505.2 million to approximately $503.5 million. The decrease was due primarily to the sale of marketable securities to fund the payments described above during the period. The GUC Trust earned on the accrual basis approximately $4.5 million in interest income on such investments during the period.

As of September 30, 2018, the GUC Trust held approximately $505.8 million in cash and cash equivalents and marketable securities. Of such amount, approximately $484.5 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of September 30, 2018, is approximately $13.5 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of September 30, 2018, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $1.8 million for liquidating distributions payable as of that date and (b) $24.8 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $21.3 million in cash and cash equivalents and marketable securities as of September 30, 2018, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $2.0 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.7 million of the remaining Administrative Fund and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $19.3 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

“Rule 23 Decision” means the Memorandum Opinion and Order Concluding that the Signatory Plaintiffs and the GUC Trust Must Satisfy Civil Rule 23 for the Proposed Settlement to be Approved and Denying Three Pending Motions Without Prejudice [Docket No. 14374] issued by the Bankruptcy Court on September 25, 2018.

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

On September 14, 2018, the Bankruptcy Court entered the Stipulation and Order Amending and Superseding Certain Prior Orders Regarding Discovery and Scheduling [Docket No. 1080] (the “September 14 Scheduling Order”), which framed certain of the remaining discovery and trial issues between the parties to the Term Loan Avoidance Action. Among other things, the September 14 Scheduling Order provided that discovery resume in full and explained that obtaining expedited rulings from the Bankruptcy Court on certain “Initial Discovery and Trial Issues” could materially facilitate a consensual resolution. In addition, the September 14 Scheduling Order set out schedules for discovery, motion practice and ultimately, trial of the “Initial Discovery and Trial Issues.” Trial on ultimate issues is not yet incorporated into the schedule and, based on language regarding decisions of the Bankruptcy Court facilitating a consensual resolution, it appears that the parties to the Term Loan Avoidance Action still believe that settlement after a period of time may still be possible.

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

In its Quarterly Report on Form 10-Q filed October 31, 2018, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

The approval of the Bankruptcy Court is required for the Settlement Agreement to be effective. On May 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement. No hearing date has yet been scheduled for such motion. New GM has opposed the Settlement Agreement on various grounds, including its assertion that the filing of the GUC Trust’s motion to estimate the claims subject to the Settlement Agreement breached certain obligations of the GUC Trust to New GM under the MSPA. As previously disclosed, New GM has also filed a motion requesting that the Bankruptcy Court stay any proceedings related to approval of the Settlement Agreement until further resolution of the MDL Proceeding, but no hearing has been scheduled for that motion.

At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. As previously disclosed in a Current Report on Form 8-K on October 1, 2018, on September 25, 2018, the Bankruptcy Court issued the Memorandum Opinion and Order Concluding that the Signatory Plaintiffs and the GUC Trust Must Satisfy Civil Rule 23 for the Proposed Settlement to be Approved and Denying Three Pending Motions Without Prejudice [Docket No. 14374] (the “Rule 23 Decision”). The Rule 23 Decision concluded that a Rule 2023 class certification of the economic loss claimants is required before the Bankruptcy Court can approve the Settlement Agreement, which Settlement Agreement contemplates resolution and estimation of the claims of millions of economic loss plaintiffs. The Bankruptcy Court also noted that while “[t]he Proposed Settlement makes a lot of sense, ending years of uncertainty and litigation and providing Claimants with the possibility of recovery . . . approval of the Proposed Settlement first requires Rule 23 class certification for settlement purposes.” In the absence of class certifications, the Bankruptcy Court found that each economic loss plaintiff would be required to individually file his or her own claim.

In the Rule 23 Decision, the Bankruptcy Court also denied without prejudice the following motions, which were filed in connection with the motion for approval of the Settlement Agreement: (1) the Motion for Order: (a) Granting Authority to Reallocate and Use Distributable Cash for Notice Procedures; (b) Approving Notice Procedures with Respect to (A) the Proposed Settlement Pursuant to Federal Rule of Bankruptcy Procedure 2002(m) and (B) the Estimation Motion; and (c) Directing the Production of Information Held by General Motors LLC Pursuant to Federal Rule of Bankruptcy Procedure 2004 and Bankruptcy Code Section 105(a) filed on May 2, 2018 [Docket No. 14292]; (2) the Motion of Motors Liquidation Company GUC Trust to (a) Approve the GUC Trust Administrator’s Actions, (b) approve the Settlement Agreement by and among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363 and 1142 and Bankruptcy Rules 3002 and 9019 and (c) Authorize the Reallocation of GUC Trust Assets filed on May 3, 2018 [Docket No. 14293]; and (3) the Motion of Motors Liquidation GUC Trust to Estimate Vehicle Recall Economic Loss and Personal Injury Claims for Allowance Purposes and to Establish a Schedule for the Claims Estimation Proceeding filed on May 3, 2018 [Docket No. 14294].

Other Matter

The GUC Trust has been named a defendant in an action by a claimant making personal injury claims against Old GM. The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion had been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision. The appellant in that matter filed his brief on June 29, 2018. The GUC Trust timely filed a response brief on July 30, 2018. New GM also filed a separate reply brief. Oral argument on the appeal was held on October 30, 2018. A decision has yet to be rendered on the appeal.

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

Other than the foregoing, during the quarter ended September 30, 2018 no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the SEC.

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

In its Quarterly Report on Form 10-Q filed October 31, 2018, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions). Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions, and the Personal Injury Actions, see “General Motors Product Recalls” in Part II, Item 1 (“Legal Proceedings”) below.

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

The approval of the Bankruptcy Court is required for the Settlement Agreement to be effective. On May 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement. No hearing date has yet been scheduled for such motion. New GM has opposed the Settlement Agreement on various grounds, including its assertion that the filing of the GUC Trust’s motion to estimate the claims subject to the Settlement Agreement breached certain obligations of the GUC Trust to New GM under the MSPA. As previously disclosed, New GM has also filed a motion requesting that the Bankruptcy Court stay any proceedings related to approval of the Settlement Agreement until further resolution of the MDL Proceeding, but no hearing has been scheduled for that motion.

At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. As previously disclosed in a Current Report on Form 8-K on October 1, 2018, on September 25, 2018, the Bankruptcy Court issued the Memorandum Opinion and Order Concluding that the Signatory Plaintiffs and the GUC Trust Must Satisfy Civil Rule 23 for the Proposed Settlement to be Approved and Denying Three Pending Motions Without Prejudice [Docket No. 14374] (the “Rule 23 Decision”). The Rule 23 Decision concluded that a Rule 2023 class certification of the economic loss claimants is required before the Bankruptcy Court can approve the Settlement Agreement, which Settlement Agreement contemplates resolution and estimation of the claims of millions of economic loss plaintiffs. The Bankruptcy Court also noted that while “[t]he Proposed Settlement makes a lot of sense, ending years of uncertainty and litigation and providing Claimants with the possibility of recovery . . . approval of the Proposed Settlement first requires Rule 23 class certification for settlement purposes.” In the absence of class certifications, the Bankruptcy Court found that each economic loss plaintiff would be required to individually file his or her own claim.

In the Rule 23 Decision, the Bankruptcy Court also denied without prejudice the following motions, which were filed in connection with the motion for approval of the Settlement Agreement: (1) the Motion for Order: (a) Granting Authority to Reallocate and Use Distributable Cash for Notice Procedures; (b) Approving Notice Procedures with Respect to (A) the Proposed Settlement Pursuant to Federal Rule of Bankruptcy Procedure 2002(m) and (B) the Estimation Motion; and (c) Directing the Production of Information Held by General Motors LLC Pursuant to Federal Rule of Bankruptcy Procedure 2004 and Bankruptcy Code Section 105(a) filed on May 2, 2018 [Docket No. 14292]; (2) the Motion of Motors Liquidation Company GUC Trust to (a) Approve the GUC Trust Administrator’s Actions, (b) approve the Settlement Agreement by and among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363 and 1142 and Bankruptcy Rules 3002 and 9019 and (c) Authorize the Reallocation of GUC Trust Assets filed on May 3, 2018 [Docket No. 14293]; and (3) the Motion of Motors Liquidation GUC Trust to Estimate Vehicle Recall Economic Loss and Personal Injury Claims for Allowance Purposes and to Establish a Schedule for the Claims Estimation Proceeding filed on May 3, 2018 [Docket No. 14294].

Other Matter

The GUC Trust has been named a defendant in an action by a claimant making personal injury claims against Old GM. The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion had been pending in the Bankruptcy Court since late 2014, awaiting resolution of criminal charges against the claimant in the state of Ohio. On July 26, 2017, the Ohio Supreme Court denied the state’s motion to appeal dismissal of criminal charges against the claimant. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision. The appellant in that matter filed his brief on June 29, 2018. The GUC Trust timely filed a response brief on July 30, 2018. New GM also filed a separate reply brief. Oral argument on the appeal was held on October 30, 2018. A decision has yet to be rendered on the appeal.

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

Date: November 13, 2018

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company