Form 10-Q
period 2018-12-31
Motors Liquidation Co
filed 2019-02-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	December 31, 2018	March 31, 2018
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$2,397	$2,563
Marketable Securities (Note 3)	502,252	505,183
Accrued Investment Income (Note 3)	34,879	17,495
Other Assets (Note 3)	473	63

TOTAL ASSETS	540,001	525,304
LIABILITIES
Accounts Payable and Other Liabilities	2,041	5,420
Liquidating Distributions Payable (Note 4)	1,792	1,825
Contingent Settlement Obligation (Note 3)	—	15,000
Reserves for Expected Costs of Liquidation (Note 6)	40,559	38,087
Reserves for Residual Wind-Down Claims and Costs (Note 6)	169	169

TOTAL LIABILITIES	44,561	60,501

NET ASSETS IN LIQUIDATION (Note 3)	$495,440	$464,803

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net Assets in Liquidation, beginning of period	$481,757	$485,433	$464,803	$488,213
Increase (decrease) in net assets in liquidation:
Additions to reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 6)	(855)	(6,148)	(9,434)	(15,677)
Reversal of contingent settlement obligation (Note 3)	—	—	15,000	—
Net reversal of liquidating distributions (Note 4)	—	6,509	—	6,494
Dividends and interest income (Note 3)	14,178	976	24,711	6,232
Other income (reversal) (Note 3)	360	(1,508)	360	—

Net increase (decrease) in net assets in liquidation	13,683	(171)	30,637	(2,951)

Net Assets in Liquidation, end of period	$495,440	$485,262	$495,440	$485,262

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2018	2017
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$7,328	$3,298
Cash paid for professional fees, governance costs and other administrative costs	(10,398)	(10,267)
Cash paid for Residual Wind-Down Claims and Costs	—	(11,705)
Cash receipts for refunds	7	193
Cash paid for distributions	(33)	(433)

Net cash flows used in operating activities	(3,096)	(18,914)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(3,275,108)	(2,702,947)
Cash from maturities and sales of marketable securities	3,278,038	2,719,497

Net cash flows from investing activities	2,930	16,550

Net decrease in cash and cash equivalents	(166)	(2,364)
Cash and cash equivalents, beginning of period	2,563	4,320

Cash and cash equivalents, end of period	$2,397	$1,956

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

December 31, 2018

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

The accompanying (a) condensed statement of net assets in liquidation as of March 31, 2018, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three and nine months ended December 31, 2018 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2018 included in the Annual Report on Form 10-K filed by the GUC Trust with the Securities and Exchange Commission (“SEC”) on June 11, 2018.

The preparation of condensed financial statements in conformity with U.S. GAAP requires the GUC Trust Administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and are subject to change.

Changes to U.S. GAAP are made by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (ASUs) to FASB’s Accounting Standards Codification. The GUC Trust considers the applicability and impact of all ASUs. ASUs not noted herein were assessed and determined to be not applicable.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of December 31, 2018, there were no remaining Disputed General Unsecured Claims. There remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” in Note 3 below.

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). Pursuant to the GUC Trust Agreement, to the extent that Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”), is successful in obtaining a recovery by way of judgment or settlement from the defendants to the Term Loan Avoidance Action, such defendants shall receive an Allowed General Unsecured Claim against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such general unsecured claims “Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). As described in Part II, Item 1 (“Legal Proceedings”), the parties to the Term Loan Avoidance Action have reached a settlement in principle, subject to further documentation and approval of the Bankruptcy Court. The terms of this settlement are not yet publicly available. Pursuant to the settlement, the defendants to the Term Loan Avoidance Action will receive Allowed General Unsecured Claims.

Also as described in Part II, Item 1 (“Legal Proceedings”), the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016, which order was affirmed on appeal and is fully in effect. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of December 31, 2018, the remaining Administrative Fund aggregated $1.3 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the liquidation of all previously-held New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set-aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of December 31, 2018, Other Administrative Cash aggregated $18.6 million. On January 23, 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12.4 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019, which reduced Distributable Cash and increased Other Administrative Cash subsequent to December 31, 2018. To the extent that any of the Other Administrative Cash is not ultimately outlaid and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of December 31, 2018, Distributable Cash of $24.8 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set-aside and/or appropriated Distributable Cash are reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and on investment income earned on Distributable Cash (such taxes, “Investment Income Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution Distributable Cash in amounts that would be sufficient to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. Any Distributable Cash that is set aside for Dividend Taxes and Investment Income Taxes is included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation.” The GUC Trust Administrator may appropriate such set-aside Distributable Cash to fund any such Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Any Distributable Cash that is appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the appropriation of Distributable Cash (including Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Set-aside and/or appropriated Distributable Cash are reflected in cash and cash equivalents and marketable securities until expended to pay any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While any set-aside or appropriated Distributable Cash (including Dividend Cash) is not available for distribution, there is no corresponding liability or reserve related to any such set-aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

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

During the quarter ended December 31, 2018, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination by the IRS, and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization (on a net basis) is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

For additional information regarding set-aside Distributable Cash, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). To the extent that the Residual Wind-Down Claims and the Residual Wind-Down Costs are less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. Also, while not expected at this time, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set-aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

As of December 31, 2018, the amount of Avoidance Action Defense Costs incurred exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

As of December 31, 2018, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of December 31, 2018. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2018, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of December 31, 2018.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set-aside Distributable Cash and appropriated Distributable Cash. As of December 31, 2018, GUC Trust Distributable Assets aggregated approximately $457.9 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of December 31, 2018, cash and cash equivalents and marketable securities aggregated $504.6 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$ 484,477
Other Administrative Cash	18,583
Administrative Fund	1,279
Residual Wind-Down Assets	174
Funds for Indenture Trustee / Fiscal Paying Agent Costs	136

Total	$ 504,649

As described in Note 4, as of December 31, 2018, the GUC Trust had accrued liquidating distributions payable aggregating $1.8 million. In addition, as described in Note 2, as of December 31, 2018, the amount of Distributable Cash reflected in the table above includes $24.8 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2018. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of December 31, 2018 was $26.6 million.

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of December 31, 2018 and March 31, 2018, the GUC Trust had accrued approximately $34.1 million and $16.7 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the estimated remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. During the quarter ended December 31, 2018, such accrual was increased by approximately $11.4 million primarily due to a reduction in expected distributions associated with Term Loan Avoidance Action Claims as a result of the settlement in principle of the Term Loan Avoidance Action described in Part II, Item 1 (“Legal Proceedings”). An extension in the estimated length of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”) and a corresponding extension in the expected date to make distributions in respect of GUC Trust Units, along with recent increases in yields on U.S. Treasury bills, in such quarter also contributed to the increase in such accrual. During the nine months ended December 31, 2018, such accrual was increased by approximately $17.4 million due to the following: (a) net extensions in the estimated length of time for resolution of the aforementioned litigation involving certain General Motors vehicle recalls and corresponding net extensions in the expected date to make distributions in respect of GUC Trust Units, (b) a reduction in expected distributions associated with Term Loan Avoidance Action Claims during the quarter ended December 31, 2018 as a result of the aforementioned settlement in principle of the Term Loan Avoidance Action and (c) increases in yields on U.S. Treasury bills in such nine-month period. Such accrual, along with receivables for investment income earned as of December 31, 2018 and March 31, 2018, is included in Accrued Investment Income in the accompanying Condensed Statements of Net Assets in Liquidation.

Expected Reimbursement of Funds Transferred to the Avoidance Action Trust

Upon its dissolution on December 15, 2011 and pursuant to the GUC Trust Agreement, MLC transferred to the Avoidance Action Trust cash of $0.5 million to be utilized for certain expenses if incurred. To the extent the funds are not utilized, they are required to be repaid to the GUC Trust. As of December 31, 2018, such remaining funds held by the Avoidance Action Trust are approximately $0.4 million and are expected to be paid to the GUC Trust by the Avoidance Action Trust upon its dissolution. Such expected repayment has been accrued as of December 31, 2018 and is included in Other Assets in the accompanying Condensed Statement of Net Assets in Liquidation.

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

During the three months ended December 31, 2018, there were no changes in the number of GUC Trust Units outstanding or which the GUC Trust was obligated to issue. Outstanding or issuable GUC Trust Units as of September 30, 2018 and December 31, 2018 aggregated 31,855,504.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims as of December 31, 2018 reflect a distribution “set aside” permitted by the Plan and the GUC Trust Agreement. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Claims are resolved as Allowed General Unsecured Claims.

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended December 31, 2018:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, September 30, 2018	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	—	—	—

Total, December 31, 2018	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275

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

As described in Part II, Item 1 (“Legal Proceedings”), the parties to the Term Loan Avoidance Action have reached a settlement in principle, subject to further documentation and approval of the Bankruptcy Court. The terms of this settlement are not yet publicly available. Pursuant to the settlement, the defendants to the Term Loan Avoidance Action will receive Allowed General Unsecured Claims.

Also as described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust previously executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would have provided for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation of $15.0 million for the Settlement Payment. As a result of developments in the related litigation as described in Part II, Item 1 (“Legal Proceedings”), such contingent obligation was reversed in the quarter ended September 30, 2018, due to uncertainties associated with consummation of the Settlement Agreement. As described in Part II, Item 1 (“Legal Proceedings”), the Settlement Agreement was not approved by the Bankruptcy Court.

4. Liquidating Distributions

Liquidating distributions in the three months ended December 31, 2018 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended December 31, 2018	$21
Less: Liquidating distributions payable as of September 30, 2018	(1,813)
Add: Liquidating distributions payable as of December 31, 2018	1,792

Total	$—

Liquidating distributions in the nine months ended December 31, 2018 consisted of the following:

(in thousands)	Fair Value
Distributions during the nine months ended December 31, 2018	$33
Less: Liquidating distributions payable at March 31, 2018	(1,825)
Add: Liquidating distributions payable at December 31, 2018	1,792

Total	$—

The distributions during the three and nine months ended December 31, 2018 consisted of distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements.

The GUC Trust was obligated as of December 31, 2018 to distribute Distributable Cash of $1.8 million to certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of December 31, 2018 and March 31, 2018.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and March 31, 2018, and the valuation techniques used by the GUC Trust to determine those fair values.

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$168	$—	$—	$168
Marketable Securities:
U.S. Treasury bills	—	502,252	—	502,252

Total Assets	$168	$502,252	$—	$502,420

Liabilities:
Liquidating distributions payable	$1,792	$—	$—	$1,792

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$540	$—	$—	$540
Marketable Securities:
U.S. Treasury bills	—	505,183	—	505,183

Total Assets	$540	$505,183	$—	$505,723

Liabilities:
Liquidating distributions payable	$1,825	$—	$—	$1,825

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or nine months ended December 31, 2018 and the year ended March 31, 2018.

6. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and nine months ended December 31, 2018 and 2017:

	Three months ended December 31, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2018	$26,927	$14,847	$123	$41,897
Plus addition to (reduction in) reserves	(479)	1,334	—	855
Less liquidation costs incurred:
Trust professionals	(488)	(528)	—	(1,016)
Trust governance	(616)	(451)	10	(1,057)
Other administrative expenses	(39)	(81)	—	(120)

Balance, December 31, 2018	$25,305	$15,121	$133	$40,559

	Nine months ended December 31, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2018	$25,204	$12,739	$144	$38,087
Plus additions to reserves	3,944	5,490	—	9,434
Less liquidation costs incurred:
Trust professionals	(1,655)	(1,600)	—	(3,255)
Trust governance	(2,082)	(1,352)	(11)	(3,445)
Other administrative expenses	(106)	(156)	—	(262)

Balance, December 31, 2018	$25,305	$15,121	$133	$40,559

	Three months ended December 31, 2017
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2017	$11,038	$11,282	$195	$22,515
Plus addition to (reduction in) reserves	6,307	(159)	—	6,148
Less liquidation costs incurred:
Trust professionals	(3,432)	(647)	—	(4,079)
Trust governance	(598)	(450)	(30)	(1,078)
Other administrative expenses	(10)	(75)	—	(85)

Balance, December 31, 2017	$13,305	$9,951	$165	$23,421

	Nine months ended December 31, 2017
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2017	$9,851	$8,827	$225	$18,903
Plus additions to reserves	11,037	4,631	—	15,668
Less liquidation costs incurred:
Trust professionals	(5,643)	(2,018)	—	(7,661)
Trust governance	(1,903)	(1,350)	(60)	(3,313)
Other administrative expenses	(37)	(139)	—	(176)

Balance, December 31, 2017	$13,305	$9,951	$165	$23,421

During the three months ended December 31, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $0.5 million and increased by $1.3 million, respectively. During the nine months ended December 31, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased (net of reductions in the three months ended June 30, 2018) by $3.9 million and $5.5 million, respectively. During the three months ended December 31, 2017, estimates of expected Wind-Down Costs increased by $6.3 million and estimates of expected Reporting Costs decreased by $0.2 million. During the nine months ended December 31, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $11.0 million and $4.6 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of December 31, 2018. As described in Part II, Item 1 (“Legal Proceedings”), noticing costs up to $13.7 million will be paid under the Revised Settlement Agreement. At this time, a reasonable basis for estimation does not exist as to whether such noticing costs will be incurred. Accordingly, as of December 31, 2018, no accrual for such potential noticing costs has been recorded.

The amount of liquidation costs that will ultimately be incurred depends on both the time period and the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of December 31, 2018, the recorded reserves for expected costs of liquidation reflected estimated costs for a remaining liquidation period estimated to extend, at a minimum, through April 2022, which was increased by four months during the quarter ended December 31, 2018 from a remaining liquidation period previously estimated to extend through December 2021. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan

Avoidance Action (which previously was the primary determinant). Because of uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond April 2022. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the three months ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Balance, beginning of period	$169	$160
Plus additions to reserves	—	—
Less claims allowed during the period	—	—

Balance, end of period	$169	$160

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the nine months ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Balance, beginning of period	$169	$966
Plus net addition to reserves	—	9
Less claims allowed during the period	—	(815)

Balance, end of period	$169	$160

Residual Wind-Down Claims allowed during the nine months ended December 31, 2017 primarily consisted of Avoidance Action Defense Costs. As described in Note 2, in April 2017, in relation to the Term Loan Avoidance Action, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs shall remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement with the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

7. Income Taxes

There was no current tax benefit or provision for the three and nine months ended December 31, 2018 and 2017, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the enactment of the “Tax Cuts and Jobs Act” in December 2017, the GUC Trust’s federal income tax rate was reduced from 39.6% to 37% effective April 1, 2018, the first day of the GUC Trust’s current fiscal year. In December 2017, the GUC Trust expected that the 37% tax rate would be in effect when its temporary differences reversed and, accordingly, the GUC Trust’s deferred tax assets and liabilities were adjusted to the enacted 37% tax rate as of December 31, 2017. There was no impact on the deferred tax provision as the result of the establishment of a full valuation allowance against net deferred tax assets as of December 31, 2017.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2018 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$15,069
Net operating and capital loss carryovers	52,086

Gross deferred tax assets	67,155
Less: Valuation allowance	(54,393)

Deferred tax asset, net of valuation allowance	12,762
Deferred tax liabilities:
Accrued investment income	(12,629)
Other asset	(133)

Gross deferred tax liabilities	(12,762)

Net deferred taxes	$—

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

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of capital loss carryovers of $22.6 million and $158.1 million attributable to the years ended March 31, 2013 and 2012, respectively), along with net operating loss carryovers generated through December 31, 2018, aggregating $139.1 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers (on a net basis) in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. The remaining capital loss carryovers of $1.7 million expire on March 31, 2020 and the net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.1 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $54.4 million was established as of December 31, 2018 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was decreased by $5.1 million and $5.8 million from the full valuation allowance against net deferred tax assets established as of September 30, 2018 and March 31, 2018, respectively.

8. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and nine months ended December 31, 2018 and 2017.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three and nine months ended December 31, 2018 and 2017, the total amount of such fees and commissions was approximately $65,000 and $195,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its third fiscal quarter ended December 31, 2018. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2018 filed by the GUC Trust with the SEC on June 11, 2018. A glossary of defined terms used, but not otherwise defined, in this Quarterly Report on Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of December 31, 2018, the principal assets composing the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that would have expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that were scheduled to expire on July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of December 31, 2018, the remaining Administrative Fund aggregated $1.3 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set-aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017 and March 2018, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $35.6 million to fund the projected costs and expenses of the GUC Trust through calendar year 2018. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of December 31, 2018, approximately $18.6 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. On January 23, 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12.4 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019, which reduced Distributable Cash and increased Other Administrative Cash subsequent to December 31, 2018.

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

As of December 31, 2018, the amount of Avoidance Action Defense Costs incurred exceeded the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs will remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement by the GUC Trust with respect to payment of the Avoidance Action Defense Costs. At this time, the GUC Trust does not expect to incur additional Avoidance Action Defense Costs.

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

As of December 31, 2018, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of December 31, 2018. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of the funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2018, funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $0.1 million were held by the GUC Trust and are recorded in marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2018. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of December 31, 2018.

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

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action had been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. As described in Part II Item 1 (“Legal Proceedings”) below, the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016 (the “Approval Order”), which order was affirmed on appeal and is fully in effect. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units. As also described in Part II, Item 1 (“Legal Proceedings”), the parties to the Term Loan Avoidance Action have reached a settlement in principle, subject to further documentation and approval of the Bankruptcy Court. The terms of this settlement are not yet publicly available. On February 1, 2019, counsel to the Avoidance Action Trust filed a letter with the Bankruptcy Court [09-00504 (MG) Docket No. 1168], advising the Bankruptcy Court of the settlement in principle and intends to provide a further update to the Bankruptcy Court about the settlement on or before February 14, 2019.

Amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust) (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). As used in this Quarterly Report on Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any Term Loan Avoidance Action Claims. Unless and until further Term Loan Avoidance Action Claims are allowed, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will have its recovery diluted through the incurrence of Resolved Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action. As described above, pursuant to the settlement in principle among the parties to the Term Loan Avoidance Action, the defendants will receive Allowed General Unsecured Claims and will be entitled to receive a distribution from the GUC Trust.

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

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for Residual Wind-Down Claims and Costs, reserves for expected liquidation costs and the accrual for investment income from marketable securities represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the headings “Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities” and “Reserves for Expected Costs of Liquidation,” estimates for investment income expected to be earned over the remaining liquidation period and estimates for the expected costs of liquidation may change in the near term, and such changes could be material.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at carrying value, which approximates fair value. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be earned on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows include the amount and timing of distributions with respect of GUC Trust Units. Such estimates may change in the near term, and such change may be material.

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

As of December 31, 2018, such remaining liquidation period is estimated to extend, at a minimum, through April 2022 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Beginning in the quarter ended December 31, 2016, the remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). Because of certain uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond April 2022. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, during the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation pursuant to the Settlement Agreement with certain plaintiffs described in Part II, Item 1 (“Legal Proceedings”). As a result of developments in the related litigation as described in Part II, Item 1 (“Legal Proceedings”), such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties associated with consummation of such agreement.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2018, along with net operating loss carryovers generated through March 31, 2018, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. As of December 31, 2018, there are no known items which would result in a significant accrual for uncertain tax positions.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of December 31, 2018, there were 31,855,504 GUC Trust Units outstanding or issuable and $31.9 billion of Allowed General Unsecured Claims.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended December 31, 2018, net assets in liquidation increased by approximately $13.6 million, from approximately $481.8 million to approximately $495.4 million, principally as a result of investment income of $14.2 million, partly offset by additions of $0.9 million to the reserves for expected costs of liquidation. During the nine months ended December 31, 2018, net assets in liquidation increased by approximately $30.6 million, from approximately $464.8 million to approximately $495.4 million, principally as a result of investment income of $24.7 million and the reversal of a contingent settlement obligation of $15.0 million in the quarter ended September 30, 2018, partly offset by net additions of $9.4 million to the reserves for expected costs of liquidation. As described in Note 3 (“Net Assets in Liquidation”) to the financial statements, the reversal of the contingent settlement obligation of $15.0 million is associated with uncertainties with respect to consummation of the Settlement Agreement. Also as described in Note 3 (“Net Assets in Liquidation”) to the financial statements, approximately $11.4 million of investment income in the three months ended December 31, 2018 is associated with an increase in accrued investment income primarily due to a reduction in expected distributions associated with Term Loan Avoidance Action Claims as a result of the settlement in principle of the Term Loan Avoidance Action described in Part II, Item 1 (“Legal Proceedings”). An extension in the estimated length of time for resolution of litigation involving certain General Motors vehicle recalls and a corresponding extension in the expected date to make distributions in respect of GUC Trust Units, along with recent increases in yields on U.S. Treasury bills, in such quarter contributed to the increase in such accrual. Approximately $17.4 million of investment income in the nine months ended December 31, 2018 is associated with an increase in accrued investment income due to the following: (a) a net extension in the estimated length of time for resolution of the aforementioned vehicle recall litigation and a corresponding extension in the expected date to make distributions in respect of GUC Trust Units, (b) a reduction in expected distributions associated with Term Loan Avoidance Action Claims during the quarter ended December 31, 2018 as a result of the aforementioned settlement in principle of the Term Loan Avoidance Action and (c) increases in yields on U.S. Treasury bills, in such nine-month period. As described in “Liquidation and Administrative Costs” below, the additions to the reserves for expected costs of liquidation of $0.9 million and $9.4 million, respectively, in the three and nine months ended December 31, 2018 is primarily associated with an extension in the estimated length of the remaining liquidation period, partly offset by reversals of expected noticing costs under the Settlement Agreement that were previously accrued.

There was no income tax provision or benefit during the three and nine months ended December 31, 2018, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

As of December 31, 2018, the GUC Trust had approximately $40.6 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $41.9 million in reserves as of September 30, 2018. The following table summarizes in greater detail the changes in such reserves during the three months ended December 31, 2018:

	Three months ended December 31, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2018	$26,927	$14,847	$123	$41,897
Plus addition to (reduction in) reserves	(479)	1,334	—	855
Less liquidation costs incurred:
Trust professionals	(488)	(528)	—	(1,016)
Trust governance	(616)	(451)	10	(1,057)
Other administrative expenses	(39)	(81)	—	(120)

Balance, December 31, 2018	$25,305	$15,121	$133	$40,559

Reserves for expected costs of liquidation were increased by approximately $0.9 million during the three months ended December 31, 2018, in order to reflect a decrease in expected Wind-Down Costs of $0.5 million and an increase in expected Reporting Costs of $1.3 million. The decrease in expected Wind-Down Costs during the three months ended December 31, 2018 is primarily associated with a reversal of expected noticing costs under the Settlement Agreement that were previously accrued, partly offset by an increase in expected Wind-Down Costs associated with an extension in the estimated length of the remaining liquidation period. As described in Part II, Item 1 (“Legal Proceedings”), noticing costs of up to $13.7 million will be paid under the Revised Settlement Agreement. At this time, a reasonable basis for estimation does not exist as to whether such noticing costs will be incurred. Accordingly, as of December 31, 2018, no accrual for such potential noticing costs has been recorded. The increase in expected Reporting Costs is primarily associated with an extension in the estimated length of the remaining liquidation period. In comparison, reserves for expected costs of liquidation were increased approximately $6.1 million during the three months ended December 31, 2017, in order to reflect an increase in expected Wind-Down Costs of $6.3 million and a decrease in expected Reporting Costs of $0.2 million. The increase in expected Wind-Down Costs during the three months ended December 31, 2017, is primarily associated with an increase in expected legal fees associated with litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). The decrease in expected Reporting Costs during the three months ended December 31, 2017, is primarily associated with a lesser amount of costs incurred as compared to forecasted costs in the quarter ended December 31, 2017.

Reserves were increased approximately $9.4 million during the nine months ended December 31, 2018, in order to reflect increases in expected Wind-Down Costs and expected Reporting Costs of $3.9 million and $5.5 million, respectively (such increases are net of reductions in the reserves and expected costs in the three months ended June 30, 2018). The net increase in expected Wind-Down Costs during the nine months ended December 31, 2018 is primarily associated with a net extension in the estimated length of the remaining liquidation period, partly offset by a reversal of expected noticing costs that were previously accrued and a reduction in legal fees in the quarter ended September 30, 2018 associated with a settlement of balances due. The net increase in expected Reporting Costs is primarily associated with a net extension in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $15.7 million during the nine months ended December 31, 2017, in order to reflect an increase in expected Wind-Down Costs of $11.0 million and an increase in expected Reporting Costs of $4.6 million. The increase in expected Wind-Down Costs during the nine months ended December 31, 2017, is primarily associated with an increase in expected legal fees associated with litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”), along with an extension in the estimated length of the remaining liquidation period during the quarter ended September 30, 2017. The increase in expected Reporting Costs during the nine months ended December 31, 2017, is primarily associated with an extension in the estimated length of the remaining liquidation period during the quarter ended September 30, 2017.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three and nine months ended December 31, 2018. Trust professional costs incurred during the three and nine months ended December 31, 2018 were approximately $1.0 million and $3.3 million, respectively, as compared to approximately $4.1 million and $7.7 million, respectively, for the three and nine months ended December 31, 2017. The decrease of $3.1 million from three-month period to period and the decrease of $4.4 million from nine-month period to period are primarily due to decreases in Wind-Down Costs charged to the reserve. Trust governance costs incurred during the three and nine months ended December 31, 2018 were approximately $1.1 million and $3.4 million, respectively, as compared to approximately $1.1 million and $3.3 million, respectively, for the three and nine months ended December 31, 2017. Other administrative costs during the three and nine months ended December 31, 2018 were approximately $120,000 and $262,000, respectively, as compared to approximately $85,000 and $176,000, respectively, for the three and nine months ended December 31, 2017. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of December 31, 2018, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of December 31, 2018. In particular, as of December 31, 2018, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend, at a minimum, through April 2022, which date, beginning in the quarter ended December 31, 2016, is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). During such quarter, developments in such vehicle recall litigation resulted in an extension in the estimated length of time for resolution of such litigation that now exceeds the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action (which previously was the primary determinant). Because of certain uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This minimum end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Additionally, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of the minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond April 2022. In addition, as described above, noticing costs of up to $13.7 million will be paid under the Revised Settlement Agreement. At this time, a reasonable basis for estimation does not exist as to whether such noticing costs will be incurred. Accordingly, as of December 31, 2018, no accrual for such potential noticing costs has been recorded.

The amount of liquidation costs that will ultimately be incurred depends on both the length of the remaining liquidation period and the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. The GUC Trust’s estimates regarding the minimum remaining liquidation period and the expected costs of liquidation may change in the near term, and such change could be material.

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

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended December 31, 2018:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, September 30, 2018	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	—	—	—

Total, December 31, 2018	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275

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

As described in Part II, Item 1 (“Legal Proceedings”), the parties to the Term Loan Avoidance Action have reached a settlement in principle, subject to further documentation and approval of the Bankruptcy Court. The terms of this settlement are not yet publicly available. Pursuant to the settlement, the defendants to the Term Loan Avoidance Action will receive Allowed General Unsecured Claims.

Also as described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust previously executed the Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Settlement Agreement would have provided for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation of $15.0 million for the Settlement Payment. As a result of developments in the related litigation as described in Part II, Item 1 (“Legal Proceedings”), such contingent obligation was reversed in the quarter ended September 30, 2018, due to uncertainties associated with consummation of the Settlement Agreement. As described in Part II, Item 1 (“Legal Proceedings”), the Settlement Agreement was not approved by the Bankruptcy Court.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that composes the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of December 31, 2018 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(246,216)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(35,584)

Holdings as of December 31, 2018	—	—	—	484,477

Less: Distributions payable as of December 31, 2018 (2)				(1,792)
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(24,768)

Distributable Assets as of December 31, 2018 (3)				$457,917

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

(2)

Distributions payable includes amounts payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on January 24, 2019. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of December 31, 2018. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of December 31, 2018, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of December 31, 2018, $1.8 million of Distributable Cash.

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

As of December 31, 2018, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $457.9 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended December 31, 2018, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) was increased by $1.1 million to $33.7 million. Such increase was primarily related to an increase in remaining projected Wind-Down Costs primarily associated with estimated noticing costs, largely offset by a reduction in unfunded projected costs associated with costs incurred in the quarter ended December 31, 2018. However, due to limitations on the amount of Distributable Cash available to be set aside for such purposes, the amount set aside was reduced to $24.8 million. Accordingly, as of December 31, 2018, the GUC Trust had set aside from distribution Distributable Cash of $24.8 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Because of a fixed amount of Distributable Cash administered by the GUC Trust, as well as the requirement to also set aside a sufficient amount of Distributable Cash to satisfy all potential Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims), the amount of Distributable Cash available to be set aside to fund projected liquidation costs and other potential obligations is subject to inherent limitations.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from the receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, beginning with the quarter ended September 30, 2016 and as of December 31, 2018, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

GUC Trust Units

During the three months ended December 31, 2018, there were no changes in the number of GUC Trust Units outstanding or which the GUC Trust was obligated to issue. Outstanding or issuable GUC Trust Units as of September 30, 2018 and December 31, 2018 aggregated 31,855,504.

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

During the nine months ended December 31, 2018, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $0.2 million from approximately $2.6 million to approximately $2.4 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $10.4 million, largely offset by cash from the sale of marketable securities in excess of reinvestments of $2.9 million and interest income received on such marketable securities of $7.3 million.

During the nine months ended December 31, 2018, the funds invested by the GUC Trust in marketable securities decreased approximately $2.9 million, from approximately $505.2 million to approximately $502.3 million. The decrease was due primarily to the sale of marketable securities to fund a portion of the payments described above during the period. The GUC Trust earned on the accrual basis approximately $7.3 million in interest income on such investments during the period.

As of December 31, 2018, the GUC Trust held approximately $504.6 million in cash and cash equivalents and marketable securities. Of such amount, approximately $484.5 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of December 31, 2018, is approximately $13.5 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of December 31, 2018, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $1.8 million for liquidating distributions payable as of that date and (b) $24.8 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $20.2 million in cash and cash equivalents and marketable securities as of December 31, 2018, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $1.6 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.3 million of the remaining Administrative Fund and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $18.6 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims, the outcome of and the ultimate recovery on the Term Loan Avoidance Action and any related incurrence of Allowed General Unsecured Claims, the Bankruptcy Court’s ruling on the Revised Settlement Agreement if the Revised Settlement Agreement is not approved, the ultimate outcome of the Late Claims Motion (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. These forward-looking statements should therefore be considered in light of various important factors, including those set forth in the GUC Trust’s Annual Report on Form 10-K for the year ended March 31, 2018 and those set forth in this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

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

“Revised Settlement Agreement” means that certain settlement agreement between the GUC Trust and Signatory Plaintiffs dated as of February 1, 2019.

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

“SEC” means the Securities and Exchange Commission.

“Second Circuit” means the United States Court of Appeals for the Second Circuit.

“Settlement Agreement” means the settlement agreement, dated as of April 25, 2018, between the GUC Trust and certain plaintiffs to settle the Late Claims Motions and other related issues, which agreement, as amended, was replaced by the Revised Settlement Agreement.

“Settlement Payment” means the $15.0 million payment from the GUC Trust to a fund for the benefit of certain plaintiffs, that was to be made pursuant to the Settlement Agreement.

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

On September 14, 2018, the Bankruptcy Court entered the Stipulation and Order Amending and Superseding Certain Prior Orders Regarding Discovery and Scheduling [Docket No. 1080] (the “September 14 Scheduling Order”), which framed certain of the remaining discovery and trial issues between the parties to the Term Loan Avoidance Action. Among other things, the September 14 Scheduling Order provided that discovery resume in full and explained that obtaining expedited rulings from the Bankruptcy Court on certain “Initial Discovery and Trial Issues” could materially facilitate a consensual resolution. In addition, the September 14 Scheduling Order set out schedules for discovery, motion practice and ultimately, trial of the “Initial Discovery and Trial Issues.” Trial on ultimate issues is not yet incorporated into the schedule. Global mediation has resumed, and the parties to the Term Loan Avoidance Action have reached a settlement in principle subject to further documentation and approval of the Bankruptcy Court. The terms of this settlement are not yet publicly available. On February 1, 2019, counsel to the Avoidance Action Trust filed a letter with the Bankruptcy Court [09-00504 (MG) Docket No. 1168], advising the Bankruptcy Court of the settlement in principle and intends to provide a further update to the Bankruptcy Court about the settlement on or before February 14, 2019.

As described above in Note 2 (“Plan of Liquidation”) to the financial statements, the successful prosecution of, and recovery under, the Term Loan Avoidance Action will result in the allowance of additional Term Loan Avoidance Action Claims against the GUC Trust, the holders of which claims will be entitled to receive a distribution of Distributable Cash (including the related Dividend Cash) from the GUC Trust. Moreover, beneficial interests in the Avoidance Action Trust (if any) remain with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim will have its recovery diluted through the allowance of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

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

In its Annual Report on Form 10-K filed February 6, 2019, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

The approval of the Bankruptcy Court is required for the Settlement Agreement to be effective. On May 2 and 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement.

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

At a case management conference on December 20, 2018, counsel for the GUC Trust and the Signatory Plaintiffs advised the Bankruptcy Court that they had resumed settlement negotiations regarding the Late Claims Motions and other related issues, which settlement would incorporate the Rule 23 Decision.

On February 1, 2019, the GUC Trust Administrator filed the Motion of Motors Liquidation Company GUC Trust to Approve (I) the GUC Trust Administrator’s Actions, (II) the Settlement Agreement by and Among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363, and 1142 and Bankruptcy Rules 3002, 9014 and 9019 and (III) Authorize the Reallocation of GUC Trust Assets [Docket No. 14409] (the “Settlement Approval Motion”) with the Bankruptcy Court seeking (i) court approval of actions to be undertaken by the GUC Trust Administrator under the terms of a proposed settlement between and among the GUC Trust Administrator, certain Ignition Switch Plaintiffs, certain Non-Ignition Switch Plaintiffs and certain Pre-Closing Accident Plaintiffs (as those terms are defined in the Settlement Approval Motion) and (ii) authorization to, among other things, reallocate and use up to $13.72 million in GUC Trust Distributable Assets for the purposes of funding notice costs contemplated by the Revised Settlement Agreement. The Revised Settlement Agreement also contemplates that within three business days of entry of the Final Approval Order (as defined therein), the GUC Trust shall file a motion to estimate the aggregate allowed General Unsecured Claims of Economic Loss Plaintiffs and certain Pre-Closing Accident Plaintiffs against Sellers (as defined in the Revised Settlement Agreement) and/or the GUC Trust pursuant to Bankruptcy Code Section 502(c), Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA and the Side Letter (as defined in the Revised Settlement Agreement and attached as Exhibit A thereto). The Settlement Approval Motion is currently scheduled to be heard by the Bankruptcy Court on March 11, 2019 at 10:00 a.m. (Eastern), with an objection deadline of March 4, 2019 at 4:00 p.m. (Eastern).

Key terms of the Revised Settlement Agreement filed with the Bankruptcy Court for approval include: (1) the GUC Trust has agreed to pay the reasonable cost and expense of notice of the settlement in an amount not to exceed $13.72 million; (2) the Economic Loss Plaintiffs and the GUC Trust agreed to prepare and file a motion seeking certification of the Economic Loss Classes (as defined therein) pursuant to Rule 23 on a preliminary and final basis, form and manner of notice, and appointment of class representatives and class counsel for Rule 23(a) and (g) settlement certification purposes; (3) the settlement set forth in the Revised Settlement Agreement shall become effective on the date that the Final Approval Order is entered (the “Settlement Effective Date”); (4) upon the Settlement Effective Date, the Plaintiffs (as defined therein) shall be deemed to irrevocably waive and release all claims against the GUC Trust, including a release of any rights to prior distributions of or current GUC Trust assets and any rights to distributions by the Avoidance Action Trust, and waive jury trial rights with regard to fixing the amount of individual claims that are estimated for allowance purposes and entitlement to any value from the Adjustment Shares; and (5) subject to the entry of the Final Approval Order and within three (3) business days after its entry, the GUC Trust will seek the entry of an order estimating claims that: (i) estimates the aggregate Allowed General Unsecured Claims of Plaintiffs against Sellers and/or the GUC Trust pursuant to Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA, and the Side Letter, in an amount that, as of the date of such order, could equal or exceed $10 billion, thus triggering the issuance of the maximum amount of the Adjustment Shares; and (ii) directs that, subject to Section 7 of the Revised Settlement Agreement, any such Adjustment Shares issued as a result of such order, or the value of such Adjustment Shares, be promptly delivered by New GM to a trust, fund or other vehicle established and designated by the Signatory Plaintiffs for the exclusive benefit of Plaintiffs.

This description is a summary of key terms only, and does not purport to describe all terms of the Revised Settlement Agreement. A copy of the Revised Settlement Agreement was filed as an exhibit to the GUC Trust’s Current Report on Form 8-K filed with the SEC on February 7, 2019.

On February 1, 2019, the Economic Loss Plaintiffs filed the Motion to: (1) Extend Bankruptcy Rule 7023 to These Proceedings; (2) Approve the Form and Manner Of Notice; (3) Grant Class Certification For Settlement Purposes Upon Final Settlement Approval; (4) Appoint Class Representatives and Class Counsel for Settlement Purposes; and (5) Approve the Settlement Agreement by and Among The Signatory Plaintiffs and the GUC Trust Pursuant To Rule 23 [Docket No. 14408] (the “Rule 23 Motion”). The filing of the Rule 23 Motion is expressly contemplated by the Revised Settlement Agreement.

Other Matters

The GUC Trust has been named a defendant in an action by a claimant asserting claims against Old GM (among others). The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision. The appellant in that matter filed his brief on June 29, 2018. The GUC Trust timely filed a response brief on July 30, 2018. New GM also filed a separate reply brief. Oral argument on the appeal was held on October 30, 2018. A decision has yet to be rendered on the appeal.

In addition, on January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust filed an objection to the Trailblazer Late Claim Motion on February 11, 2019 and the Bankruptcy Court has not yet scheduled a hearing on the matter.

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

Other than the foregoing, during the quarter ended December 31, 2018, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the SEC.

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

In its Annual Report on Form 10-K filed February 6, 2019, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions). Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions, and the Personal Injury Actions, see “General Motors Product Recalls” in Part II, Item 1 (“Legal Proceedings”) below.

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

The approval of the Bankruptcy Court is required for the Settlement Agreement to be effective. On May 2 and 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement.

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

At a case management conference on December 20, 2018, counsel for the GUC Trust and the Signatory Plaintiffs advised the Bankruptcy Court that they had resumed settlement negotiations regarding the Late Claims Motions and other related issues, which settlement would incorporate the Rule 23 Decision.

On February 1, 2019, the GUC Trust Administrator filed the Motion of Motors Liquidation Company GUC Trust to Approve (I) the GUC Trust Administrator’s Actions, (II) the Settlement Agreement by and Among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363, and 1142 and Bankruptcy Rules 3002, 9014 and 9019 and (III) Authorize the Reallocation of GUC Trust Assets [Docket No. 14409] (the “Settlement Approval Motion”) with the Bankruptcy Court seeking (i) court approval of actions to be undertaken by the GUC Trust Administrator under the terms of a proposed settlement between and among the GUC Trust Administrator, certain Ignition Switch Plaintiffs, certain Non-Ignition Switch Plaintiffs and certain Pre-Closing Accident Plaintiffs (as those terms are defined in the Settlement Approval Motion) and (ii) authorization to, among other things, reallocate and use up to $13.72 million in GUC Trust Distributable Assets for the purposes of funding notice costs contemplated by the Revised Settlement Agreement. The Revised Settlement Agreement also contemplates that within three business days of entry of the Final Approval Order (as defined therein), the GUC Trust shall file a motion to estimate the aggregate allowed General Unsecured Claims of Economic Loss Plaintiffs and certain Pre-Closing Accident Plaintiffs against Sellers and/or the GUC Trust pursuant to Bankruptcy Code Section 502(c), Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA and the Side Letter. The Settlement Approval Motion is currently scheduled to be heard by the Bankruptcy Court on March 11, 2019 at 10:00 a.m. (Eastern), with an objection deadline of March 4, 2019 at 4:00 p.m. (Eastern).

Key terms of the Revised Settlement Agreement filed with the Bankruptcy Court for approval include: (1) the GUC Trust has agreed to pay the reasonable cost and expense of notice of the settlement in an amount not to exceed $13.72 million; (2) the Economic Loss Plaintiffs and the GUC Trust agreed to prepare and file a motion seeking certification of the Economic Loss Classes pursuant to Rule 23 on a preliminary and final basis, form and manner of notice, and appointment of class representatives and class counsel for Rule 23(a) and (g) settlement certification purposes; (3) the settlement set forth in the Revised Settlement Agreement shall become effective on the date that the Final Approval Order is entered (the “Settlement Effective Date”); (4) upon the Settlement Effective Date, the Plaintiffs shall be deemed to irrevocably waive and release all claims against the GUC Trust, including a release of any rights to prior distributions of or current GUC Trust assets and any rights to distributions by the Avoidance Action Trust, and waive jury trial rights with regard to fixing the amount of individual claims that are estimated for allowance purposes and entitlement to any value from the Adjustment Shares; and (5) subject to the entry of the Final Approval Order and within three (3) business days after its entry, the GUC Trust will seek the entry of an order estimating claims that: (i) estimates the aggregate Allowed General Unsecured Claims of Plaintiffs against Sellers and/or the GUC Trust pursuant to Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA, and the Side Letter, in an amount that, as of the date of such order, could equal or exceed $10 billion, thus triggering the issuance of the maximum amount of the Adjustment Shares; and (ii) directs that, subject to Section 7 of the Revised Settlement Agreement, any such Adjustment Shares issued as a result of such order, or the value of such Adjustment Shares, be promptly delivered by New GM to a trust, fund or other vehicle established and designated by the Signatory Plaintiffs for the exclusive benefit of Plaintiffs.

This description is a summary of key terms only, and does not purport to describe all terms of the Revised Settlement Agreement. A copy of the Revised Settlement Agreement was filed as an exhibit to the GUC Trust’s Current Report on Form 8-K filed with the SEC on February 7, 2019.

On February 1, 2019, the Economic Loss Plaintiffs filed the Motion to: (1) Extend Bankruptcy Rule 7023 to These Proceedings; (2) Approve the Form and Manner Of Notice; (3) Grant Class Certification For Settlement Purposes Upon Final Settlement Approval; (4) Appoint Class Representatives and Class Counsel for Settlement Purposes; and (5) Approve the Settlement Agreement by and Among The Signatory Plaintiffs and the GUC Trust Pursuant To Rule 23 [Docket No. 14408] (the “Rule 23 Motion”). The filing of the Rule 23 Motion is expressly contemplated by the Revised Settlement Agreement.

Other Matters

The GUC Trust has been named a defendant in an action by a claimant asserting claims against Old GM (among others). The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision. The appellant in that matter filed his brief on June 29, 2018. The GUC Trust timely filed a response brief on July 30, 2018. New GM also filed a separate reply brief. Oral argument on the appeal was held on October 30, 2018. A decision has yet to be rendered on the appeal.

In addition, on January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust filed an objection to the Trailblazer Late Claim Motion on February 11, 2019 and the Bankruptcy Court has not yet scheduled a hearing on the matter.

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

Date: February 13, 2019	MOTORS LIQUIDATION COMPANY GUC TRUST

	By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

	By:	/s/ David A. Vanaskey Jr.
	Name:	David A. Vanaskey Jr.
	Title:	Administrative Vice President
of Wilmington Trust Company