Form 10-K
period 2019-03-31
Motors Liquidation Co
filed 2019-06-04
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

(302) 636-6019

(Registrant’s telephone number, including area code)

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements about the assets, financial condition and prospects of the Motors Liquidation Company GUC Trust, or the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the Bankruptcy Court’s ruling on the Revised Settlement Agreement (as defined below), if the Revised Settlement Agreement is not approved, the ultimate outcome of the Late Claims Motions (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. These forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

GLOSSARY

A glossary of defined terms used in this Annual Report on Form 10-K is provided beginning on page 15.

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

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage professionals, or GUC Trust Professionals, to assist the GUC Trust Administrator in the administration of the GUC Trust. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from (i) the GUC Trust professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Annual Report on Form 10-K. Among other rights and duties, pursuant and subject to the GUC Trust Agreement, the GUC Trust Administrator has the powers and authority as set forth in the GUC Trust Agreement, including, without limitation, the power and authority to hold, manage, sell, invest and distribute the assets comprising the corpus of the GUC Trust, prosecute and resolve objections to Disputed General Unsecured Claims (as defined below), take all necessary actions to administer the wind-down of the affairs of the Debtors (as defined below), and resolve and satisfy (to the extent allowed) any administrative expenses, priority tax claims, priority non-tax claims and secured claims, or collectively the Residual Wind-Down Claims. The activities of the GUC Trust Administrator are overseen by the GUC Trust Monitor. As further described below, the GUC Trust was formed for the purposes of implementing the Plan (as defined below) as a post-confirmation successor to MLC and resolving Disputed General Unsecured Claims against MLC and its affiliated debtors and debtors-in-possession, or the Debtors, and winding-down the Debtors’ affairs, with no objective to engage in the conduct of a trade or business. The GUC Trust is a post-confirmation successor to MLC within the meaning of Section 1145 of title 11 of the United States Code, or the Bankruptcy Code.

Background: The General Motors Corporation Bankruptcy

General Motors Corporation, or Old GM, which is also known as MLC, and certain of its direct and indirect subsidiaries, Chevrolet-Saturn of Harlem, Inc., n/k/a MLC of Harlem, Inc., Saturn, LLC, n/k/a MLCS, LLC and Saturn Distribution Corporation, n/k/a MLCS Distribution Corporation, filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York, or the Bankruptcy Court, on June 1, 2009. On October 9, 2009, Remediation and Liability Management Company, Inc. and Environmental Corporate Remediation Company, Inc., each of which was a subsidiary of Old GM, filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the Bankruptcy Court.

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

The primary consideration provided by New GM to the Debtors under the MSPA was 150 million shares of common stock of New GM, or the New GM Common Stock, issued by General Motors Company, amounting to approximately 10% of the outstanding New GM Common Stock at the time of the closing of the 363 Transaction, a series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $10.00 per share that were scheduled to expire on July 10, 2016, or the New GM Series A Warrants, and another series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $18.33 per share that were scheduled to expire on July 10, 2019, or the New GM Series B Warrants, and, collectively, the New GM Warrants. Together, the New GM Warrants constituted approximately 15% of the New GM Common Stock on a fully-diluted basis at the time of their issuance. Collectively, the New GM Common Stock and the New GM Warrants are referred to as the New GM Securities. As described below, all of the GUC Trust’s holdings of the New GM Securities were liquidated in July and August 2015.

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

In the event that the Bankruptcy Court enters an order, or orders, that include a finding that the estimated aggregate Allowed General Unsecured Claims against the Debtors exceed $35 billion, New GM will be required, pursuant to the MSPA, to issue additional shares of New GM Common Stock, or Additional Shares, for the benefit of the GUC Trust’s beneficiaries. The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of the 363 Transaction and before issuance of the Additional Shares) and (ii) a fraction, (a) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (b) the denominator of which is $7 billion. No Additional Shares have been issued as of the date of filing of this Annual Report on Form 10-K. Notwithstanding the foregoing, if the Revised Settlement Agreement is approved by the Bankruptcy Court, any Additional Shares issued as a result of the entry of a claims estimation order relating to certain claims underlying the Late Claims Motions will be placed in a fund for the exclusive benefit of certain plaintiffs with respect to such claims, and the holders of beneficial interests in the GUC Trust, including those future holders that are expected from the settlement of the Term Loan Avoidance Action as defined and described below under “Term Loan Avoidance Action,” will be deemed to irrevocably waive and release any and all right to the Additional Shares.

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

The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2021. The duration of the GUC Trust may in the future be shortened or further extended upon application to and approval by the Bankruptcy Court as necessary to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities were set aside) in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including U.S. federal income taxes on dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust and on investment income earned on Distributable Cash, (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recording any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including projected Dividend Taxes and Investment Income Taxes) and potential Taxes on Distribution.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2019, approximately $31.4 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation.

As described in Item 3 (“Legal Proceedings”), the GUC Trust has executed the Revised Settlement Agreement with certain plaintiffs. If approved by the Bankruptcy Court, the Revised Settlement Agreement would provide for the payment of noticing costs of up to $13.72 million, among other provisions. On February 1, 2019, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for the purpose of satisfying such noticing costs. No hearing date has been scheduled with respect to the noticing costs.

Prior to the dissolution of MLC, certain designated assets and the New GM Securities were maintained at MLC (the latter was retained by MLC to avoid federal income taxes that might have been payable by the GUC Trust upon distribution of the New GM Securities with respect to any appreciation of the securities while in possession of the GUC Trust, or Taxes on Distribution; see discussion below). As required by the Plan, MLC transferred to the GUC Trust on the Dissolution Date (i) record ownership of all remaining undistributed New GM Securities, which consisted of 30,967,561 shares of New GM Common Stock, 28,152,186 New GM Series A Warrants and 28,152,186 New GM Series B Warrants, (ii) approximately $2.0 million designated for Reporting Costs, (iii) approximately $1.4 million designated for reimbursing the indenture trustees and the fiscal and paying agents under the Debtors’ prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the Debtors’ prepetition debt issuances, or Indenture Trustee/Fiscal and Paying Agent Costs, and (iv) certain rights and obligations. Separately, on the Dissolution Date, MLC transferred $500,000 to the Avoidance Action Trust (as defined below) for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust holds a residual interest to the extent unused by the Avoidance Action Trust. As of March 31, 2019, such remaining funds held by the Avoidance Action Trust are approximately $0.4 million and are expected to be repaid to the GUC Trust by the Avoidance Action Trust upon its dissolution. Such expected repayment is included in other assets in the Statement of Net Assets in Liquidation as of March 31, 2019 in Item 8 (“Financial Statements and Supplementary Data”).

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

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs and certain Avoidance Action Defense Costs. Any unused portions of the Residual Wind-Down Assets, along with any unused funds designated for Indenture Trustee/Fiscal and Paying Agent Costs, must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. While not expected, if, collectively, the actual amounts of Residual Wind-Down Claims allowed, the Residual Wind-Down Costs and the Avoidance Action Defense Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation of Distributable Cash would reduce the amount of Distributable Cash available for distribution to holders of GUC Trust Units.

Prior to the liquidation of all its holdings of New GM Common Stock described above, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references in this Annual Report on Form 10-K to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

The GUC Trust does not and will not engage in any trade or business. As a result, the only income earned by the GUC Trust is interest income and dividends from permitted investments of cash as prescribed by the GUC Trust Agreement. The GUC Trust has no other sources of income. As of March 31, 2019, the GUC Trust had an aggregate of approximately $1.8 million in cash and cash equivalents and $503.2 million in marketable securities consisting of U.S. Treasury bills.

Functions and Responsibilities of the GUC Trust

The functions and responsibilities of the GUC Trust are governed by the Plan and the GUC Trust Agreement, as amended, with the oversight of the GUC Trust Monitor. The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage GUC Trust Professionals to assist the GUC Trust Administrator in the administration of the GUC Trust. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from (i) the GUC Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Annual Report on Form 10-K. Under the GUC Trust Agreement, among other duties and obligations, the GUC Trust is obligated to distribute the assets comprising the corpus of the GUC Trust to satisfy Allowed General Unsecured Claims, prosecute and resolve objections to Disputed General Unsecured Claims, take all necessary actions to administer the wind-down of the affairs of the Debtors and resolve and satisfy (to the extent allowed) the Residual Wind-Down Claims assumed by the GUC Trust.

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

Pursuant to the GUC Trust Agreement, quarterly distributions are required to be made to (i) holders of Resolved Allowed Claims and (ii) beneficiaries of GUC Trust Units (including persons listed in (i)), subject to the following limitation: the GUC Trust will make quarterly distributions in respect of the GUC Trust Units only if and to the extent that (a) certain previously Disputed General Unsecured Claims asserted against the Debtors are either disallowed or are otherwise resolved favorably to the Debtors’ estates (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Disputed General Unsecured Claims), (b) as a result of a litigated or consensual resolution, the amount of Term Loan Avoidance Action Claims is reduced (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Term Loan Avoidance Action Claims), or (c) the amount of Distributable Cash set aside for purposes of funding potential Wind-Down Costs, Reporting Costs and/or Taxes on Distribution, as applicable, is reduced from prior levels, and in each case the resulting amount of Excess GUC Trust Distributable Assets as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement, or the Minimum Threshold. Prior to the liquidation of all New GM Securities previously held by the GUC Trust described above, the Minimum Threshold was equal to: (i) with respect to New GM Common Stock, 1,000,000 shares of New GM Common Stock, (ii) with respect to the New GM Series A Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), (iii) with respect to the New GM Series B Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), and (iv) with respect to cash, $5 million. Following such liquidation of New GM Securities, the Minimum Threshold is equal to: (i) with respect to Distributable Cash, approximately $67.0 million, and (ii) with respect to other distributable assets of the GUC Trust, if any, an amount to be determined by the GUC Trust Administrator (and approved by the GUC Trust Monitor) or determined by the Bankruptcy Court, as appropriate. Notwithstanding the foregoing, holders of Resolved Allowed Claims receiving quarterly distributions will additionally receive distributions in respect of their GUC Trust Units that such recipients would have previously received had they been holders of Initial Allowed General Unsecured Claims (as defined below).

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

On or about the Effective Date, there were approximately $29,771 million in Allowed General Unsecured Claims, or the Initial Allowed General Unsecured Claims. As of March 31, 2019, there were approximately $31,855 million in Allowed General Unsecured Claims. See the table on page 43 for a summary of the Allowed General Unsecured Claims, Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.

Since the Effective Date, the GUC Trust has made certain quarterly distributions. These quarterly distributions have been made (i) to holders of Resolved Allowed Claims arising during the GUC Trust’s preceding fiscal quarter, if any, (ii) to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements, if any, and (iii) to beneficiaries of GUC Trust Units for fiscal quarters in which the amount of GUC Trust Distributable Assets as of the end of the relevant quarter exceeded the Minimum Threshold. Distributions in the fiscal years ended March 31, 2019 and 2018 are described below.

During the years ended March 31, 2019 and 2018, distributions were made to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements. Additionally, distributions were made during the year ended March 31, 2018 to holders of Allowed General Unsecured Claims arising in the quarters ended December 31, 2017 and June 30, 2017.

In respect of Allowed General Unsecured Claims aggregating $31,855 million as of March 31, 2019, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2019, $1.8 million of Distributable Cash. See the table on page 44 for a summary of the GUC Trust’s distributable assets.

As discussed above, in addition to Distributable Cash, the GUC Trust Agreement also provides for the distribution of beneficial interests in units, or GUC Trust Units, to holders of Allowed General Unsecured Claims in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. Pursuant to a No Action Letter received from the SEC on May 23, 2012 (the “No Action Letter”), the GUC Trust Units are currently issued in book-entry form only, represented by one or more global certificates registered in the name of the Depository Trust Company (which is referred to in this Annual Report on Form 10-K as DTC), as depositary, or Cede & Co., its nominee. See “Description of the GUC Trust Units” below for a more detailed discussion of the GUC Trust Units. As such, the GUC Trust Units are transferable in accordance with the procedures of DTC and its direct and indirect participants. The GUC Trust has issued additional GUC Trust Units, in transferable form, in connection with each of the quarterly distributions that occurred in respect of the fiscal quarter ended June 30, 2012 and thereafter. As of March 31, 2019, the total number of GUC Trust Units outstanding or issuable was 31,855,504.

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

There were approximately $8,154 million in Disputed General Unsecured Claims as of the Effective Date. This amount reflects liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims, but does not include Term Loan Avoidance Action Claims. As of March 31, 2019, there were no remaining Disputed General Unsecured Claims, but there remained $50.0 million in claim amount that is not associated with any particular claim, which has been set aside by the GUC Trust Administrator as a general claim contingency for any future disputed claims or other obligations of the GUC Trust. Including such amount, Disputed General Unsecured Claims decreased by approximately $8,104 million as compared to the amount of Disputed General Unsecured Claims existing on or around the Effective Date. See the table on page 43 for a summary of the status of the claims resolution process as of March 31, 2019.

The process of resolving Disputed General Unsecured Claims was generally administered by the GUC Trust through GUC Trust Professionals it retained specifically for this purpose.

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

As of March 31, 2019, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who were the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. Such cap on Avoidance Action Defense Costs will remain in place unless and until the Term Loan Avoidance Action is resolved in full (by final court order or by settlement), which court order or settlement contains a determination that the Administrative Agent was oversecured with respect to the loan which is the subject of the Term Loan Avoidance Action, or otherwise contains a voluntary agreement by the GUC Trust with respect to payment of the Avoidance Action Defense Costs. As described in Item 3 (“Legal Proceedings”), a settlement of the Term Loan Avoidance Action has been reached and, as a result, the GUC Trust will not incur additional Avoidance Action Defense Costs.

As of March 31, 2019, Residual Wind-Down Assets of $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of March 31, 2019. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Statement of Net Assets in Liquidation.

•	Administrative Structure and Responsibilities of the GUC Trust

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage GUC Trust Professionals to assist the GUC Trust Administrator in the administration of the GUC Trust. The GUC Trust Administrator is authorized by the GUC Trust Agreement to retain, pay, oversee, direct the services of, and (subject to GUC Trust Monitor approval) terminate GUC Trust Professionals, to assist in the administration of the GUC Trust, particularly in connection with the claims resolution process, the preparation of financial statements, and the GUC Trust’s record keeping and reporting functions. The GUC Trust and GUC Trust Administrator rely solely on receiving accurate information, reports and other representations from (i) the GUC Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. In filing this Annual Report on Form 10-K and executing any related documentation on behalf of the GUC Trust, the GUC Trust Administrator has relied upon the accuracy of such reports, information and representations. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Annual Report on Form 10-K. In addition to issuing GUC Trust Units and making distributions of Distributable Cash to holders of Allowed General Unsecured Claims, the GUC Trust is also responsible for the administrative tasks that are incidental to the resolution and, to the extent they are allowed, satisfaction of any Disputed General Unsecured Claims remaining against the Debtors as of the Effective Date.

The GUC Trust Monitor was appointed for the purpose of overseeing the activities of the GUC Trust Administrator. Pursuant to the GUC Trust Agreement, the GUC Trust Administrator is required to obtain the approval of the GUC Trust Monitor for a variety of actions, including but not limited to: preparation of budgets; reserving Distributable Cash for the purposes of satisfying fees, costs and expenses of the GUC Trust (including any Taxes on Distribution, Dividend Taxes and Investment Income Taxes (as defined below)); the appropriation of Distributable Cash to satisfy any Taxes on Distribution; the incurrence of any costs or expense in excess of 10% of any line item in the Budget measured on a yearly basis (except to the extent such cost or expense is approved by the Bankruptcy Court); settling Disputed General Unsecured Claims in excess of $10.0 million; the retention or termination of GUC Trust Professionals; and amendments to the GUC Trust Agreement.

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

As of March 31, 2019, approximately $1.2 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation. Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of GUC Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As has previously occurred with respect to the Administrative Fund and the Reporting and Transfer Cash, if the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including any Dividend Taxes and Investment Income Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) the GUC Trust is required to fund Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve Distributable Cash for these purposes. The GUC Trust Administrator may then appropriate Distributable Cash to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to appropriation of Distributable Cash for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the appropriation of such Distributable Cash will constitute part of Other Administrative Cash.

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

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on any capital gains realized upon (a) the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units, (b) by sale of New GM Securities, or (c) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for remaining net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. See “Critical Accounting Policies and Estimates—Income Taxes” in item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 8 (“Income Taxes”) in Item 8 (“Financial Statements and Supplementary Data”) below. As a result of cumulative capital losses utilizing the new tax position described below and net operating losses, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future, except potentially with respect to any Taxes on Distribution from receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time.

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

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. In addition, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from any receipt and subsequent distribution or sale of Additional Shares, which is not determinable or estimable at this time. Further, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time. Such determination was also made for each quarter since (and including) September 30, 2016.

For additional information, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As previously disclosed in a Current Report on Form 8-K filed on May 17, 2019 and as described in Item 3 (“Legal Proceedings”) below, the parties to the Term Loan Avoidance Action have reached a settlement in principle. During April and May 2019, all parties executed a settlement agreement and, on May 13, 2019, the Avoidance Action Trust filed with the Bankruptcy Court a motion to approve the settlement pursuant to Federal Rule of Bankruptcy Procedure 9019. Also on May 13, 2019, the GUC Trust filed with the Bankruptcy Court a joinder to the motion to approve the settlement. At this time, ultimate approval of settlement of the Term Loan Avoidance Action remains subject to Bankruptcy Court approval. A hearing to consider approval of the motion to approve the settlement is scheduled for June 12, 2019 in the Bankruptcy Court.

The proper beneficiaries of the proceeds of the Term Loan Avoidance Action had been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. As described in Item 3 (“Legal Proceedings”) below, the Committee, the DIP Lenders and the Avoidance Action Trust reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016 (the “Approval Order’), which order was affirmed on appeal and is fully in effect. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

Any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust) (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). As used in this Annual Report on Form 10-K, the amounts of “Disputed General Unsecured Claims” do not include any Term Loan Avoidance Action Claims. Prior to the execution of the settlement agreement in April and May 2019 referred to above, the Avoidance Action Trust had reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $1.8 million. As a result, corresponding Term Loan Avoidance Action Claims of approximately $1.8 million were allowed by the GUC Trust pursuant to the Plan. As a result of the execution of the settlement agreement in April and May 2019, it is expected that approximately $231.0 million of Term Loan Avoidance Action Claims will become allowed and the holders of such claims will become entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will have its recovery diluted through the incurrence of Resolved Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust was obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust or the DIP Lenders to seek disgorgement in accordance with the terms of the Plan. As described under the heading “Residual Wind-Down Claims and Costs” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are defendants in the Term Loan Avoidance Action. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. As a result of the Term Loan Avoidance Action settlement and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

Dissolution of the GUC Trust

The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2021. The GUC Trust Administrator can apply to the Bankruptcy Court for a shorter or longer term in order to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. It is currently anticipated that the GUC Trust will be required to seek approval to further extend its term, because, although it is uncertain at this time, it is anticipated that the wind-down and distribution of assets will not be completed prior to March 31, 2021.

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

Availability of Information Relating to the GUC Trust and New GM

The GUC Trust files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. In addition, the GUC Trust files quarterly reports pursuant to the requirements of the GUC Trust Agreement, or GUC Trust Reports, with the Bankruptcy Court. The GUC Trust Agreement, related documentation and all information filed with the Bankruptcy Court by the GUC Trust Administrator, including the GUC Trust Reports, can be accessed free of charge on the GUC Trust website at www.mlcguctrust.com, and the GUC Trust’s and New GM’s filings with the SEC can be accessed free of charge at www.sec.gov. As of March 29, 2019, the last trading day before the end of the current fiscal year, New GM’s common stock was trading at $37.10 per share and New GM’s 2019 warrants were trading at $19.44 per warrant. The GUC Trust does not currently hold any New GM common stock or warrants.

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

The GUC Trust had an initial stated term of three years from the Effective Date, which has been extended by the Bankruptcy Court to March 31, 2021. The duration of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

Glossary of Defined Terms

The capitalized terms used in this Annual Report on Form 10-K but not otherwise defined shall have the respective meanings set forth below. For additional information on any of the matters relating to such terms, see the disclosure in the notes to the financial statements filed with this Annual Report on Form 10-K and in the Current Report on Form 8-K filed by the GUC Trust with the SEC on June 12, 2012.

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

“DTC” means the Depository Trust Company.

“Economic Loss Plaintiffs” means plaintiffs asserting economic loss claims who, prior to the Closing Date, owned or leased a vehicle with an ignition switch defect included in NHTSA Recall No. 14V-047 and plaintiffs asserting economic loss claims who, prior to the Closing Date, owned or leased vehicles with defects in ignition switches, side airbags, or power steering included in NHTSA Recall Nos. 14V-355, 14V-394, 14V-400, 14V-118 and 14V-153.

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

“Rule 23 Motion” means the motion filed with the Bankruptcy Court on February 1, 2019 by the Economic Loss Plaintiffs to (1) Extend Bankruptcy Rule 7023 to These Proceedings; (2) Approve the Form and Manner Of Notice; (3) Grant Class Certification For Settlement Purposes Upon Final Settlement Approval; (4) Appoint Class Representatives and Class Counsel for Settlement Purposes; and (5) Approve the Settlement Agreement by and Among The Signatory Plaintiffs and the GUC Trust Pursuant To Rule 23 [Docket No. 14408].

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

“Settlement Approval Motion” means the motion filed by the GUC Trust on February 1, 2019 with the Bankruptcy Court seeking (i) court approval of actions to be undertaken by the GUC Trust Administrator under the terms of a proposed settlement between and among the GUC Trust Administrator, certain Ignition Switch Plaintiffs, certain Non-Ignition Switch Plaintiffs and certain Pre-Closing Accident Plaintiffs (as those terms are defined in the Settlement Approval Motion) and (ii) authorization to, among other things, reallocate and use up to $13.72 million in GUC Trust Distributable Assets for the purposes of funding notice costs contemplated by the Revised Settlement Agreement.

“Settlement Payment” means the $15.0 million payment from the GUC Trust to a fund for the benefit of certain plaintiffs, to be made pursuant to the Settlement Agreement.

“Side Letter” means that certain letter agreement, dated September 23, 2011, sent by the GUC Trust and acknowledged and agreed to by MLC, Remediation and Liability Management Company, Inc., General Motors, LLC, and FTI Consulting, Inc., clarifying rights and responsibilities under the MSPA.

“Signatory Plaintiffs” means plaintiffs signatory to the Revised Settlement Agreement and the Settlement Agreement.

“Stay Motion” means the Motion Pursuant to Section 105(a) of the Bankruptcy Code to (A) Stay Proceedings Relating to the Proposed Settlement and (B) Grant Related Relief [ECF No. 14431] filed in the Bankruptcy Court by New GM on February 22, 2019.

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

“Threshold Issues Decision” means the Bankruptcy Court’s Decision on Motion to Enforce Sale Order (Docket No. 13109) dated April 15, 2015.

“Threshold Issues Judgment” means the Bankruptcy Court’s Judgment (Docket No. 13177) dated June 1, 2015 with respect to the Threshold Issues Decision.

“Trailblazer Late Claims Motion” means the motion filed by Celestine and Lawrence Elliott with the Bankruptcy Court on January 21, 2019 to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer.

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

“Withdrawal Motion” means the Motion to Withdraw the Reference of the Economic Loss Plaintiffs’ Rule 23 Motion in the MDL by New GM on February 22, 2019.

Item 1A.	Risk Factors.

You should carefully consider each of the following risks and all other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks could materially and adversely affect the value of the GUC Trust Units. The risks described below are not the only ones that beneficiaries of the GUC Trust Units face. Additional risks and uncertainties not presently known or deemed immaterial may also materially and adversely affect the value of the GUC Trust Units.

The remaining liquidation period of the GUC Trust is uncertain, because the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. If the remaining liquidation period exceeds current estimates, Wind-Down and Reporting and Transfer Costs are likely to exceed amounts accrued as of March 31, 2019.

The remaining liquidation period of the GUC Trust is uncertain. The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2021. The GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. The term of the GUC Trust may again be extended upon application to and approval of the Bankruptcy Court as necessary to complete the resolution of all potential claims and the wind-down of MLC. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence. It is currently anticipated that the GUC Trust will be required to seek further approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2021. As of March 31, 2019, for purposes of recording reserves for Expected Costs of Liquidation, the GUC Trust has estimated that the remaining liquidation period will likely extend through at least April 2022. If the GUC Trust is required to seek another extension of the term and such request is approved by the Bankruptcy Court, and if the remaining liquidation period extends beyond April 2022, additional Wind-Down Costs and Reporting and Transfer Costs are likely to be incurred in continuing the operations of the GUC Trust beyond those accrued as of March 31, 2019.

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

Prior to the liquidation of all New GM Securities previously held by the GUC Trust described under the heading “The GUC Trust Assets” in Item 1 (“Business”) above, in March and December 2012, and again in January 2015, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain accrued and projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Pursuant to such approvals, sales of New GM Securities to fund estimated and projected Wind-Down Costs, along with estimated and projected Reporting Costs, aggregated approximately $61.7 million, including Dividend Cash of $0.2 million (which amount of $61.7 million comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2019, Distributable Cash (including Dividend Cash) of $12.4 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2019. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units.

As described below and in Item 3 (“Legal Proceedings”), the GUC Trust has executed a Revised Settlement Agreement with certain plaintiffs. Pursuant to such Revised Settlement Agreement, on February 1, 2019, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for the purpose of satisfying maximum noticing costs pursuant to such Revised Settlement Agreement. No hearing date has been scheduled with respect to such motion. As described in Item 3 (“Legal Proceedings”), certain holders of a majority of GUC Trust Units have asserted a claim for reimbursement of legal fees of approximately $6.7 million incurred in connection with litigation involving certain General Motors vehicle recalls described below and in Item 3 (“Legal Proceedings”). At this time, it is not determinable or estimable as to whether any such reimbursement will be made. No set aside of Distributable Cash for such claim has been made as of March 31, 2019. If any reimbursement were to be made, additional Distributable Cash will likely need to be set aside and appropriated to fund such reimbursement.

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

In its quarterly report on Form 10-Q filed April 30, 2019, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions). Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions, and the Personal Injury Actions, see “General Motors Product Recalls” in Item 3 (“Legal Proceedings”) below.

As previously disclosed in a Current Report on Form 8-K filed on May 30, 2018, on May 22, 2018, the GUC Trust entered into an amended version of the Settlement Agreement intended to clarify the intent of certain provisions of the Settlement Agreement. The amendments were intended to clarify that the Bankruptcy Court’s estimation of the plaintiffs’ claims against the GUC Trust, while subject to appeal, would not afford the plaintiffs the ability to seek jury trials to determine the amount of individual claims for distribution purposes. The amendments were further intended to clarify that, if the Settlement Agreement was approved, the plaintiffs would be subject to a complete and irrevocable waiver and release in regards to any claims against the GUC Trust or the GUC Trust assets upon payment of the Settlement Payment. Lastly, the amendments were intended to clarify that the plaintiffs would also waive jury trial rights in regards to the determination of the amount of individual claims that are estimated for allowance purposes.

The approval of the Bankruptcy Court was required for the Settlement Agreement to be effective. On May 2 and 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims met certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement.

At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. As previously disclosed in a Current Report on Form 8-K on October 1, 2018, on September 25, 2018, the Bankruptcy Court issued the Memorandum Opinion and Order Concluding that the Signatory Plaintiffs and the GUC Trust Must Satisfy Civil Rule 23 for the Proposed Settlement to be Approved and Denying Three Pending Motions Without Prejudice [Docket No. 14374] (the “Rule 23 Decision”). The Rule 23 Decision concluded that a Rule 2023 class certification of the economic loss claimants is required before the Bankruptcy Court can approve the Settlement Agreement, which Settlement Agreement contemplated resolution and estimation of the claims of millions of economic loss plaintiffs. The Bankruptcy Court also noted that while “[t]he Proposed Settlement makes a lot of sense, ending years of uncertainty and litigation and providing Claimants with the possibility of recovery . . . approval of the Proposed Settlement first requires Rule 23 class certification for settlement purposes.” In the absence of class certifications, the Bankruptcy Court found that each economic loss plaintiff would be required to individually file his or her own claim.

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

At a case management conference on December 20, 2018, counsel for the GUC Trust and the Signatory Plaintiffs advised the Bankruptcy Court that they had resumed settlement negotiations regarding the Late Claims Motions and other related issues, which settlement would incorporate the Rule 23 Decision, and anticipated filing a modified settlement agreement and related motion papers on or before January 31, 2019.

As previously disclosed in a Current Report on Form 8-K filed on February 7, 2019, on February 1, 2019, the GUC Trust entered into the Revised Settlement Agreement. Also on February 1, 2019, the GUC Trust Administrator filed the Motion of Motors Liquidation Company GUC Trust to Approve (I) the GUC Trust Administrator’s Actions (II) the Settlement Agreement by and Among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363, and 1142 and Bankruptcy Rules 3002, 9014 and 9019 and (III) Authorize the Reallocation of GUC Trust Assets [Docket No. 14409] (the “Settlement Approval Motion”) with the Bankruptcy Court seeking (i) court approval of actions to be undertaken by the GUC Trust Administrator under the terms of a proposed settlement between and among the GUC Trust Administrator, certain Ignition Switch Plaintiffs, certain Non-Ignition Switch Plaintiffs and certain Pre-Closing Accident Plaintiffs (as those terms are defined in the Settlement Approval Motion) and (ii) authorization to, among other things, reallocate and use up to $13.72 million in GUC Trust Distributable Assets for the purposes of funding notice costs contemplated by the Revised Settlement Agreement. The Revised Settlement Agreement also contemplates that within three (3) business days of entry of the Final Approval Order (as defined therein), the GUC Trust shall file a motion to estimate the aggregate allowed General Unsecured Claims of Economic Loss Plaintiffs and certain Pre-Closing Accident Plaintiffs against Sellers and/or the GUC Trust pursuant to Bankruptcy Code Section 502(c), Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA and the Side Letter. The Bankruptcy Court has not yet scheduled oral argument on the Settlement Approval Motion.

Key terms of the Revised Settlement Agreement filed with the Bankruptcy Court for approval include: (1) the GUC Trust has agreed to pay the reasonable cost and expense of notice of the settlement in an amount not to exceed $13.72 million; (2) the Economic Loss Plaintiffs shall prepare and file a motion seeking certification of the Economic Loss Class pursuant to Rule 23 on a preliminary and final basis, form and manner of notice, and appointment of class representatives and class counsel for Rule 23(a) and (g) settlement certification purposes; (3) the settlement set forth in the Revised Settlement Agreement shall become effective on the date that the Final Approval Order is entered (the “Settlement Effective Date”); (4) upon the Settlement Effective Date, the Plaintiffs shall be deemed to irrevocably waive and release all claims against the GUC Trust, including a release of any rights to prior distributions of or current GUC Trust Assets and any rights to distributions by the Avoidance Action Trust, and waive jury trial rights with regard to fixing the amount of individual claims that are estimated for allowance purposes and entitlement to any value from the Adjustment Shares; and (5) subject to the entry of the Final Approval Order and within three (3) business days after its entry, the GUC Trust will seek the entry of a claims estimate order that: (i) estimates the aggregate allowed General Unsecured Claims of Plaintiffs against Sellers and/or the GUC Trust pursuant to Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA, and the Side Letter, in an amount that, as of the date of the Estimation Order, could equal or exceed $10 billion, thus triggering the issuance of the maximum amount of the Adjustment Shares; and (ii) directs that, subject to Section 7 of the Revised Settlement Agreement, any such Adjustment Shares issued as a result of an estimation order, or the value of such Adjustment Shares be promptly delivered by New GM to a trust, fund or other vehicle established and designated by the Signatory Plaintiffs for the exclusive benefit of Plaintiffs.

This description is a summary of key terms only, and does not purport to describe all terms of the Revised Settlement Agreement and the Revised Settlement Agreement is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the GUC Trust on February 7, 2019.

On February 1, 2019, the Economic Loss Plaintiffs filed a motion to: (1) Extend Bankruptcy Rule 7023 to These Proceedings; (2) Approve the Form and Manner Of Notice; (3) Grant Class Certification For Settlement Purposes Upon Final Settlement Approval; (4) Appoint Class Representatives and Class Counsel for Settlement Purposes; and (5) Approve the Settlement Agreement by and Among The Signatory Plaintiffs and the GUC Trust Pursuant To Rule 23 [Docket No. 14408] (the “Rule 23 Motion”). The filing of the Rule 23 Motion is expressly contemplated by the Revised Settlement Agreement.

New GM timely filed opposition to the Settlement Approval Motion and the Rule 23 Motion, and the moving parties each timely filed a reply in further support. Both motions are fully briefed and remain pending. As of this date, no oral argument is scheduled.

On February 22, 2019, New GM filed a Motion Pursuant to Section 105(a) of the Bankruptcy Code to (A) Stay Proceedings Relating to the Proposed Settlement and (B) Grant Related Relief [ECF No. 14431] in the Bankruptcy Court (the “Stay Motion”) and a Motion to Withdraw the Reference of the Economic Loss Plaintiffs’ Rule 23 Motion in the MDL (the “Withdrawal Motion”). The GUC Trust, among other parties, timely filed opposition to the Stay Motion and the Withdrawal Motion. Both motions are fully briefed and remain pending. As of this date, no oral argument is scheduled.

Other Matters

The GUC Trust has been named a defendant in an action by a claimant asserting claims against Old GM (among others). The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision to the United Stated District Court for the Southern District of New York. The appeal was fully briefed by all parties and oral argument was held on October 30, 2018. On March 27, 2019, the District Court entered a Memorandum Opinion and Order [17-cv-08538-LTS, ECF No. 40], which affirmed the Bankruptcy Court’s decision and dismissed the appeal. On April 23, 2019, the claimant filed a Notice of Appeal to the Court of Appeals for the Second Circuit, case no 19-1083. The appeal remains pending.

In addition, on January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust timely objected to the Trailblazer Late Claim Motion. The Bankruptcy Court heard oral argument on May 23, 2019. On May 28, 2019, the Bankruptcy Court issued the Memorandum Opinion and Order Denying Motion to Permit Filing of Late Claim [ECF No. 14516] denying the Trailblazer Late Claim Motion. It is not yet known if the Elliotts will file an appeal.

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

New GM may be required to issue additional securities to the GUC Trust, or for the benefit of certain plaintiffs under the Revised Settlement Agreement, and the value of such additional securities will depend on the business, assets and operations of New GM.

In the event that the Bankruptcy Court enters an order, or orders, that include a finding that the estimated aggregate Allowed General Unsecured Claims against the Debtors exceed $35 billion, New GM will be required, pursuant to the MSPA, to issue additional shares of New GM Common Stock, or Additional Shares, for the benefit of the GUC Trust’s beneficiaries (unless the Revised Settlement Agreement is approved by the Bankruptcy Court as described below). The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of the 363 Transaction and before issuance of the Additional Shares) and (ii) a fraction, (a) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (b) the denominator of which is $7 billion. No Additional Shares have been issued as of the date of filing of this Annual Report on Form 10-K. The value of the Additional Shares that the beneficiaries of GUC Trust Units have a contingent right to receive will depend on the business, assets, operations and prospects of New GM. Additionally, if the Revised Settlement Agreement is approved by the Bankruptcy Court, all Additional Shares issued by New GM would be issued for the benefit of certain plaintiffs instead of the GUC Trust beneficiaries pursuant to the Revised Settlement Agreement.

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

A trial on a number of the key issues in the Term Loan Avoidance Action (the “Representative Assets Trial”) was conducted before the Bankruptcy Court from April 24, 2017 through May 5, 2017, followed by post-trial briefing and closing arguments on June 5, 2017. The Bankruptcy Court rendered a decision with respect to the Representative Assets Trial on September 26, 2017 and determined whether each of the 40 representative assets (out of over 200,000 disputed assets) constituted fixtures and how to value each of the 40 assets, in an effort to provide guidance to the parties in resolving the remaining disputes through settlement. On October 10, 2017, the Avoidance Action Trust filed a motion with the Bankruptcy Court seeking leave to appeal the decision on the Representative Assets Trial, which motion is currently pending. On October 24, 2017, the Administrative Agent filed a conditional notice of cross-appeal, seeking leave to appeal the decision on the Representative Assets Trial solely in the event that the Avoidance Action Trust’s motion is granted. Because the Bankruptcy Court’s decision (and any potential appeal) relates only to certain “representative” assets, it does not resolve all of the issues in the Term Loan Avoidance Action. The parties to the Term Loan Avoidance Action were in mediation in an effort to reach a consensual resolution of the Term Loan Avoidance Action. As described below, a settlement in principle was reached.

As described below in Note 2 (“Plan of Liquidation”) in Item 8 (“Financial Statements and Supplementary Data”), the successful prosecution of, and recovery under, the Term Loan Avoidance Action would result in the allowance of additional Term Loan Avoidance Action Claims against the GUC Trust, the holders of which claims would be entitled to receive a distribution of Distributable Cash (including the related Dividend Cash) from the GUC Trust. Moreover, beneficial interests in the Avoidance Action Trust (if any) remain with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim would have its recovery diluted through the allowance of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

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

As previously disclosed in a Current Report on Form 8-K filed on May 17, 2019, the parties to the Term Loan Avoidance Action reached a settlement in principle. During April and May 2019, all parties executed a settlement agreement and, on May 13,

2019, the Avoidance Action Trust filed with the Bankruptcy Court a motion to approve the settlement pursuant to Federal Rule of Bankruptcy Procedure 9019. Also on May 13, 2019, the GUC Trust filed with the Bankruptcy Court a joinder to the motion to approve the settlement. At this time, the ultimate approval of the settlement of the Term Loan Avoidance Action remains subject to Bankruptcy Court approval. A hearing to consider approval of the motion to approve the settlement is scheduled for June 12, 2019 in the Bankruptcy Court.

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

In its quarterly report on Form 10-Q filed April 30, 2019, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

As previously disclosed in a Current Report on Form 8-K filed on May 4, 2018, the GUC Trust, on April 25, 2018, entered into the Settlement Agreement with certain plaintiffs to settle the Late Claims Motions and various related issues. The approval of the Bankruptcy Court was required for the Settlement Agreement to be effective. On May 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement. At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. In addition, New GM has filed a motion requesting that the Bankruptcy Court stay any proceedings related to approval of the Settlement Agreement until further resolution of the MDL Proceeding.

The Settlement Agreement filed for approval with the Bankruptcy Court provided for the following: (a) upon entry of a Bankruptcy Court order approving procedures for notifying plaintiffs of the proposed settlement, the GUC Trust will pay the reasonable costs and expenses of providing such notice, up to a maximum of $6.0 million; (b) upon entry of a Bankruptcy Court order approving the settlement documented in the Settlement Agreement, the GUC Trust will pay the Settlement Payment of $15.0 million to a fund for the benefit of certain plaintiffs; (c) concurrently with the Settlement Payment, all plaintiffs will be deemed to irrevocably waive and release all present and future claims against the GUC Trust related to the issues underlying the Late Claims Motions; (d) the GUC Trust will seek entry of an order estimating the amount of plaintiffs’ claims, which may, depending on the amount of the Bankruptcy Court’s estimate, trigger the obligation of New GM to issue Additional Shares; (e) any and all Additional Shares issued as a result of the entry of a claims estimation order will be placed in a fund for the exclusive benefit of certain plaintiffs; and (f) concurrently with the making of the Settlement Payment, all holders of beneficial interest in the GUC Trust, as well as the defendants in the Term Loan Avoidance Action, will be deemed to irrevocably waive and release any and all rights to the Additional Shares.

As previously disclosed in a Current Report on Form 8-K filed on May 30, 2018, on May 22, 2018, the GUC Trust entered into an amended version of the Settlement Agreement intended to clarify the intent of certain provisions of the Settlement Agreement. The amendments were intended to clarify that the Bankruptcy Court’s estimation of the plaintiffs’ claims against the GUC Trust, while subject to appeal, would not afford the plaintiffs the ability to seek jury trials to determine the amount of individual claims for distribution purposes. The amendments were intended to further clarify that, if the Settlement Agreement were to be approved, the plaintiffs would be subject to a complete and irrevocable waiver and release in regards to any claims against the GUC Trust or the GUC Trust Assets (as defined in the Settlement Agreement) upon payment of the Settlement Payment. Lastly, the amendments were intended to clarify that the plaintiffs would also waive jury trial rights in regards to the determination of the amount of individual claims that are estimated for allowance purposes.

The approval of the Bankruptcy Court was required for the Settlement Agreement to be effective. On May 2 and 3, 2018, the GUC Trust filed motions with the Bankruptcy Court seeking approval of the Settlement Agreement and requesting that the Bankruptcy Court estimate the value of the claims made by the plaintiffs subject to the Settlement Agreement and, if the estimated value of such claims meets certain thresholds specified in the MSPA, to order New GM to issue Additional Shares under the MSPA to a settlement fund established for the benefit of the plaintiffs party to the Settlement Agreement.

At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. As previously disclosed in a Current Report on Form 8-K on October 1, 2018, on September 25, 2018, the Bankruptcy Court issued the Memorandum Opinion and Order Concluding that the Signatory Plaintiffs and the GUC Trust Must Satisfy Civil Rule 23 for the Proposed Settlement to be Approved and Denying Three Pending Motions Without Prejudice [Docket No. 14374] (the “Rule 23 Decision”). The Rule 23 Decision concluded that a Rule 2023 class certification of the economic loss claimants is required before the Bankruptcy Court can approve the Settlement Agreement, which Settlement Agreement contemplated resolution and estimation of the claims of millions of economic loss plaintiffs. The Bankruptcy Court also noted that while “[t]he Proposed Settlement makes a lot of sense, ending years of uncertainty and litigation and providing Claimants with the possibility of recovery . . . approval of the Proposed Settlement first requires Rule 23 class certification for settlement purposes.” In the absence of class certifications, the Bankruptcy Court found that each economic loss plaintiff would be required to individually file his or her own claim.

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

At a case management conference on December 20, 2018, counsel for the GUC Trust and the Signatory Plaintiffs advised the Bankruptcy Court that they had resumed settlement negotiations regarding the Late Claims Motions and other related issues, which settlement would incorporate the Rule 23 Decision, and anticipated filing a modified settlement agreement and related motion papers on or before January 31, 2019.

As previously disclosed in a Current Report on Form 8-K filed on February 7, 2019, on February 1, 2019, the GUC Trust entered into the Revised Settlement Agreement. Also on February 1, 2019, the GUC Trust Administrator filed the Motion of Motors Liquidation Company GUC Trust to Approve (I) the GUC Trust Administrator’s Actions (II) the Settlement Agreement by and Among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363, and 1142 and Bankruptcy Rules 3002, 9014 and 9019 and (III) Authorize the Reallocation of GUC Trust Assets [Docket No. 14409] (the “Settlement Approval Motion”) with the Bankruptcy Court seeking (i) court approval of actions to be undertaken by the GUC Trust Administrator under the terms of a proposed settlement between and among the GUC Trust Administrator, certain Ignition Switch Plaintiffs, certain Non-Ignition Switch Plaintiffs and certain Pre-Closing Accident Plaintiffs (as those terms are defined in the Settlement Approval Motion) and (ii) authorization to, among other things, reallocate and use up to $13.72 million in GUC Trust Distributable Assets for the purposes of funding notice costs contemplated by the Revised Settlement Agreement. The Revised Settlement Agreement also contemplates that within three (3) business days of entry of the Final Approval Order (as defined therein), the GUC Trust shall file a motion to estimate the aggregate allowed General Unsecured Claims of Economic Loss Plaintiffs and certain Pre-Closing Accident Plaintiffs against Sellers and/or the GUC Trust pursuant to Bankruptcy Code Section 502(c), Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA and the Side Letter. The Bankruptcy Court has not yet scheduled oral argument on the Settlement Approval Motion.

Key terms of the Revised Settlement Agreement filed with the Bankruptcy Court for approval include: (1) the GUC Trust has agreed to pay the reasonable cost and expense of notice of the settlement in an amount not to exceed $13.72 million; (2) the Economic Loss Plaintiffs shall prepare and file a motion seeking certification of the Economic Loss Class pursuant to Rule 23 on a preliminary and final basis, form and manner of notice, and appointment of class representatives and class counsel for Rule 23(a) and (g) settlement certification purposes; (3) the settlement set forth in the Revised Settlement Agreement shall become effective on the date that the Final Approval Order is entered (the “Settlement Effective Date”); (4) upon the Settlement Effective Date, the Plaintiffs shall be deemed to irrevocably waive and release all claims against the GUC Trust, including a release of any rights to prior distributions of or current GUC Trust Assets and any rights to distributions by the Avoidance Action Trust, and waive jury trial rights with regard to fixing the amount of individual claims that are estimated for allowance purposes and entitlement to any value from the Adjustment Shares; and (5) subject to the entry of the Final Approval Order and within three (3) business days after its entry, the GUC Trust will seek the entry of a claims estimate order that: (i) estimates the aggregate allowed General Unsecured Claims of Plaintiffs against Sellers and/or the GUC Trust pursuant to Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA, and the Side Letter, in an amount that, as of the date of the estimation order, could equal or exceed $10 billion, thus triggering the issuance of the maximum amount of the Adjustment Shares; and (ii) directs that, subject to Section 7 of the Revised Settlement Agreement, any such Adjustment Shares issued as a result of an Estimation Order, or the value of such Adjustment Shares be promptly delivered by New GM to a trust, fund or other vehicle established and designated by the Signatory Plaintiffs for the exclusive benefit of Plaintiffs.

This description is a summary of key terms only, and does not purport to describe all terms of the Revised Settlement Agreement and the Revised Settlement Agreement is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the GUC Trust on February 7, 2019.

On February 1, 2019, the Economic Loss Plaintiffs filed a motion to: (1) Extend Bankruptcy Rule 7023 to These Proceedings; (2) Approve the Form and Manner Of Notice; (3) Grant Class Certification For Settlement Purposes Upon Final Settlement Approval; (4) Appoint Class Representatives and Class Counsel for Settlement Purposes; and (5) Approve the Settlement Agreement by and Among The Signatory Plaintiffs and the GUC Trust Pursuant To Rule 23 [Docket No. 14408] (the “Rule 23 Motion”). The filing of the Rule 23 Motion is expressly contemplated by the Revised Settlement Agreement.

New GM timely filed opposition to the Settlement Approval Motion and the Rule 23 Motion, and the moving parties each timely filed a reply in further support. Both motions are fully briefed and remain pending. As of this date, no oral argument is scheduled.

On February 22, 2019, New GM filed a Motion Pursuant to Section 105(a) of the Bankruptcy Code to (A) Stay Proceedings Relating to the Proposed Settlement and (B) Grant Related Relief [ECF No. 14431] in the Bankruptcy Court (the “Stay Motion”) and a Motion to Withdraw the Reference of the Economic Loss Plaintiffs’ Rule 23 Motion in the MDL (the “Withdrawal Motion”). The GUC Trust, among other parties, timely filed opposition to the Stay Motion and the Withdrawal Motion. Both motions are fully briefed and remain pending. As of this date, no oral argument is scheduled.

Other Matters

The GUC Trust has been named a defendant in an action by a claimant asserting claims against Old GM (among others). The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision to the United Stated District Court for the Southern District of New York. The appeal was fully briefed by all parties and oral argument was held on October 30, 2018. On March 27, 2019, the District Court entered a Memorandum Opinion and Order [17-cv-08538-LTS, ECF No. 40], which affirmed the Bankruptcy Court’s decision and dismissed the appeal. On April 23, 2019, the claimant filed a Notice of Appeal to the Court of Appeals for the Second Circuit, case no 19-1083. The appeal remains pending.

In addition, on January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust timely objected to the Trailblazer Late Claim Motion. The Bankruptcy Court heard oral argument on May 23, 2019. On May 28, 2019, the Bankruptcy Court issued the Memorandum Opinion and Order Denying Motion to Permit Filing of Late Claim [ECF No. 14516] denying the Trailblazer Late Claim Motion. It is not yet known if the Elliotts will file an appeal.

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

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its fiscal year ended March 31, 2019. It is intended to be read in conjunction with the financial statements of the GUC Trust included in Item 8 (“Financial Statements and Supplementary Data”) below.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Purpose of Trust”) in Item 8 (“Financial Statements and Supplementary Data”) and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for expected liquidation costs and the accrual for investment income from marketable securities represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the headings “Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities” and “Reserves for Expected Costs of Liquidation,” estimates for investment income expected to be earned over the remaining liquidation period and estimates for the expected costs of liquidation may change in the near term, and such change could be material.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at carrying value, which approximates fair value. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on holdings of marketable securities and cash equivalents is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows consider the amount and timing of distributions with respect of GUC Trust Units. Such estimates may change in the near term, and such change may be material.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Prior to the execution of the letter agreement with the Administrative Agent described above in “Functions and Responsibilities of the GUC Trust” in Item 1 (“Business”), such reserves were increased for expected increases in Avoidance Action Defense for which there was a reasonable basis for estimation and that were expected to exceed the recorded reserves. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. While not expected, if, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) in Item 8 (“Financial Statements and Supplementary Data”) below, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all activities and distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As a result, estimates for the expected costs of liquidation may change in the near term, and such change could be material.

As of March 31, 2019, such remaining liquidation period is estimated to extend, at a minimum, through April 2022 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). Because of uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond April 2022. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, during the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation pursuant to the Settlement Agreement described in Item 3 (“Legal Proceedings”). As a result of developments in the related litigation specifically related to the impact of the Rule 23 Decision described in Item 3 (“Legal Proceedings”), such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties then associated with the effectiveness of the Settlement Agreement in effect at that time.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust Professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2019, along with net operating loss carryovers generated through March 31, 2019, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. As of March 31, 2019, there are no known items which would result in a significant accrual for uncertain tax positions.

As of March 31, 2019, the GUC Trust had capital loss carryovers and net operating loss carryovers (or together, the Loss Carryovers) for which the GUC Trust had not taken a deduction in the amounts set forth below, scheduled by the year the losses were incurred, net of losses utilized in subsequent years to offset net taxable income or gains. These amounts reflect the Loss Carryovers shown on the federal income tax returns filed by the GUC Trust, which have not been examined by the IRS, as follows (in thousands):

Taxable Year Ended	Net Operating Loss Carryovers	Capital Loss Carryovers
March 31, 2012	$37,830	$158,137
March 31, 2013	32,128	22,635
March 31, 2014	14,322	—
March 31, 2015	1,761	1,674
March 31, 2016	15,276	—
March 31, 2017	27,596	—
March 31, 2018	10,360	—
March 31, 2019	—	—

Total	$139,273	$182,446

As of the quarter ended September 30, 2015, the GUC Trust had disposed of all of its capital assets. Accordingly, the GUC Trust does not expect to recognize any additional capital gains or losses going forward, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale differs from the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. In general, capital losses may be carried forward by corporations for five years after such losses were incurred (or the Five Year Rule) and may be carried forward indefinitely by non-corporate persons. The capital loss carryovers of $158.1 million and $22.6 million attributable to the years ended March 31, 2012 and 2013, respectively, are no longer available for utilization by the GUC Trust under the Five Year Rule. Net operating losses generally may be carried forward for 20 years after such losses are incurred; although, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated in tax years beginning after December 31, 2017, may be carried over indefinitely. The net operating loss carryover attributable to the year ended March 31, 2012 was reduced by approximately $0.2 million, as a result of the utilization of a portion of the carryover to offset the net taxable income recognized in the year ended March 31, 2019.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of March 31, 2019, there were 31,855,504 GUC Trust Units outstanding and $31.9 billion of Allowed General Unsecured Claims.

In addition, because the GUC Trust computes its taxable income in the same manner as a corporation, it is unclear whether, and if so, to what extent, the Five Year Rule might affect the amount of unused capital loss carryovers to which GUC Trust Claimants may succeed under the Loss Succession Rule.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for estimated investment income expected to be received, expected liquidation costs, and the fair value of marketable securities. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the year ended March 31, 2019, net assets in liquidation increased by approximately $29.7 million, from approximately $464.8 million to approximately $494.5 million, principally as a result of investment income of $23.9 million and the reversal of a contingent settlement obligation of $15.0 million in the quarter ended September 30, 2018, partly offset by net additions of $9.5 million to the reserves for expected costs of liquidation. As described in Note 3 (“Net Assets in Liquidation”) in Item 8 (“Financial Statements and Supplementary Data”) below, the reversal of the contingent settlement obligation of $15.0 million is associated with developments in the related litigation specifically associated with the impact of the Rule 23 Decision described in Item 3 (“Legal Proceedings”). Approximately $13.6 million of investment income is associated with an increase in accrued investment income due to the following: (a) a net extension in the estimated length of time for resolution of the aforementioned vehicle recall litigation and a corresponding extension in the expected date to make distributions in respect of GUC Trust Units, (b) a reduction in expected distributions associated with Term Loan Avoidance Action Claims during the quarter ended December 31, 2018 as a result of the then settlement in principle of the Term Loan Avoidance Action and (c) increases in yields on U.S. Treasury bills. As described in “Liquidation and Administrative Costs” below, the increase in the reserves for expected costs of liquidation of $9.5 million is primarily associated with a net extension in the estimated length of the remaining liquidation period, partly offset by reversals of expected noticing costs under the then-existing Settlement Agreement that were previously accrued.

There was no income tax provision or benefit during the year ended March 31, 2019 as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such period. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable. See “Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” in Item 1 (“Business”) above and Note 8 (“Income Taxes”) in Item 8 (“Financial Statements and Supplementary Data”) below.

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

In addition, the GUC Trust maintains reserves for Residual Wind-Down Claims and Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above).

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

As of March 31, 2019, the GUC Trust had approximately $37.5 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $38.1 million in reserves as of March 31, 2018. The following table summarizes in greater detail the changes in such reserves during the year ended March 31, 2019:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2018	$25,204	$12,739	$144	$38,087
Plus additions to reserves	4,122	5,389	—	9,511
Less liquidation costs incurred:
Trust Professionals	(3,125)	(2,113)	—	(5,238)
Trust Governance	(2,695)	(1,801)	(34)	(4,530)
Other Administrative Expenses	(127)	(218)	—	(345)

Balance, March 31, 2019	$23,379	$13,996	$110	$37,485

Reserves for expected costs of liquidation increased approximately $9.5 million during the year ended March 31, 2019, in order to reflect a $4.1 million increase in expected Wind-Down Costs and a $5.4 million increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the year ended March 31, 2019 is primarily associated with a net extension in the estimated length of the remaining liquidation period, partly offset by a reversal of expected noticing costs that were previously accrued and a reduction of legal fees associated with balances due. The increase in expected Reporting Costs during the year ended March 31, 2019 is primarily associated with a net extension in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $33.9 million during the year ended March 31, 2018, in order to reflect a $25.3 million increase in expected Wind-Down Costs and a $8.6 million increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the year ended March 31, 2018 is primarily associated with extensions in the estimated length of the remaining liquidation period, along with increases in expected legal fees associated with litigation involving certain vehicle recalls and noticing costs associated with the Settlement Agreement as described above in Item 3 (“Legal Proceedings”). The increase in expected Reporting Costs during the year ended March 31, 2018 is primarily associated with the aforementioned extensions in the estimated length of the remaining liquidation period.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the year ended March 31, 2019. Trust professional costs incurred during the year ended March 31, 2019 were approximately $5.2 million, as compared to $10.1 million for the year ended March 31, 2018. The decrease of $4.9 million from year to year was primarily due to decreases in Wind-Down Costs charged to the reserves. Trust governance costs incurred during the year ended March 31, 2019 were approximately $4.5 million, as compared to $4.4 million for the year ended March 31, 2018. The increase of $0.1 million from year to year was due to increases in Wind-Down Costs charged to the reserves. Other administrative costs during each of the years ended March 31, 2019 and 2018 were approximately $0.3 million. For additional information regarding the components of each category of costs, see “The GUC Trust Assets” in Item 1 (“Business”) above.

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of March 31, 2019, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there is not a reasonable basis for estimation as of March 31, 2019. In particular, as of March 31, 2019, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend, at a minimum, through April 2022, which date is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). Because of uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This minimum end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Additionally, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of the minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond April 2022. In addition, as described in Item 3 (“Legal

Proceedings”), noticing costs of up to $13.72 million will be paid under the Revised Settlement Agreement if approved by the Bankruptcy Court. At this time, a reasonable basis for estimation does not exist as to whether such noticing costs will be incurred. Accordingly, as of March 31, 2019, no accrual for such potential noticing costs has been recorded. Also, as described in Item 3 (“Legal Proceedings”), certain holders of a majority of GUC Trust Units have asserted a claim for reimbursement of legal fees of approximately $6.7 million incurred in connection with litigation involving certain General Motors vehicle recalls. At this time, a reasonable basis for estimation does not exist as to whether any such reimbursement will be made. Accordingly, as of March 31, 2019, no accrual for such claim has been recorded.

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

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation, which are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain amounts of Distributable Cash have already been set aside from distribution for the purposes of meeting such potential additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Annual Report on Form 10-K because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or any current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 7 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs”) in Item 8 (“Financial Statements and Supplementary Data”) below.

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the year ended March 31, 2019:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claims Amount (3)
Total, March 31, 2018	$31,855,432	$50,000	$1,494,986	$1,544,986	$33,400,418
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(143)	(143)	(143)

Total, March 31, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275

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

As described in Item 3 (“Legal Proceedings”), the parties to the Term Loan Avoidance Action have entered into a settlement agreement, subject to Bankruptcy Court approval. Pursuant to the settlement, the defendants to the Term Loan Avoidance Action will receive Allowed General Unsecured Claims aggregating $231.0 million.

Also as described in Item 3 (“Legal Proceedings”), the GUC Trust previously executed the Settlement Agreement with certain plaintiffs. If it had been approved by the Bankruptcy Court, the Settlement Agreement would have provided for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation of $15.0 million for the Settlement Payment. As a result of developments in the related litigation specifically associated with the impact of the Rule 23 Decision described in Item 3 (“Legal Proceedings”), such contingent obligation was reversed in the quarter ended September 30, 2018, due to uncertainties then associated with the effectiveness of the Settlement Agreement in effect at that time. As described in Item 3 (“Legal Proceedings”), the Settlement Agreement was not approved by the Bankruptcy Court.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of March 31, 2019 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(246,223)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(47,984)

Holdings as of March 31, 2019	—	—	—	472,070

Less: Distributions payable as of March 31, 2019 (2)				(1,785)
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(12,368)

Distributable Assets as of March 31, 2019 (3)				$457,917

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

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on May 8, 2019. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current

Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of March 31, 2019. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of March 31, 2019, there were approximately $31,855 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2019, $1.8 million of Distributable Cash.

As described in Item 1 (“Business”) above, subsequent to March 31, 2019, the GUC Trust filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for noticing costs under the Revised Settlement Agreement. Reference is made to Item 3 (“Legal Proceedings”) for further information regarding such motion.

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

As of March 31, 2019, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $457.9 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the headings “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended March 31, 2019, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was decreased by $8.1 million to $25.6 million. Such decrease was primarily related to the appropriation of Distributable Cash of $12.4 million in January 2019 included in the total of such appropriations described under the heading “The GUC Trust Assets” in Item 1 (“Business”) above, partly offset by an increase in projected noticing costs under the Revised Settlement Agreement of $6.7 million (for a total projected amount of approximately $13.7 million). However, due to limitations on the amount of Distributable Cash available to be set aside for such purposes, the amount set aside was reduced to $12.4 million. Accordingly, as of March 31, 2019, the GUC Trust had set aside from distribution Distributable Cash of $12.4 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Because of a fixed amount of Distributable Cash administered by the GUC Trust, as well as the requirement to also set aside a sufficient amount of Distributable Cash to satisfy all potential Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims), the amount of Distributable Cash available to be set aside to fund projected liquidation costs and other potential obligations is subject to inherent limitations.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from the receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, beginning with the quarter ended September 30, 2016 and as of March 31, 2019, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

It is the view of the GUC Trust Administrator, after consultation with the GUC Trust Monitor and other professionals retained by the GUC Trust, that the calculation methodologies described above, on the basis of which Distributable Cash (including Dividend Cash) is set aside from distribution, generally estimate the projected liquidation and administrative costs and potential liabilities of the GUC Trust on a conservative basis. Accordingly, it is the view of the GUC Trust Administrator and the GUC Trust Monitor that the Distributable Cash currently set aside from distribution to fund such costs and liabilities would be sufficient to satisfy such obligations of the GUC Trust as of the date of this Annual Report on Form 10-K. However, there can be no assurance that the amount of Distributable Cash set aside will be sufficient to fund such costs and liabilities as they are actually incurred. In addition, there can be no assurance that, as a result of future evaluations, additional Distributable Cash will not need to be set aside or appropriated to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of changes in the GUC Trust’s estimates of projected costs and potential liabilities. See “Liquidity and Capital Resources” below.

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the year ended March 31, 2019:

Year Ended March 31, 2019
Outstanding or issuable as of beginning of year	31,855,504
Issued during the year	—
Less: Issuable as of beginning of year	—
Add: Issuable as of end of year (1)	—

Outstanding or issuable as of end of year (2) (3)	31,855,504

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
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

Liquidity and Capital Resources

The GUC Trust’s sources of liquidity are principally the funds it holds for the payment of liquidation and administrative costs, and to a significantly lesser degree, the earnings on such funds invested by it. In addition, as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015, the GUC Trust holds Distributable Cash for distribution to GUC Trust beneficiaries. The GUC Trust holds such funds in U.S. Treasury bills, as permitted by the Plan and the GUC Trust Agreement.

During the year ended March 31, 2019, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $0.7 million from approximately $2.6 million to approximately $1.8 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $12.5 million, partly offset by interest and dividend income received on such marketable securities of $9.8 million and cash received from the sale of marketable securities in excess of reinvestments of $2.0 million.

During the year ended March 31, 2019, the funds invested by the GUC Trust in marketable securities decreased approximately $2.0 million, from approximately $505.2 million to approximately $503.2 million. The decrease was due primarily to the sale of marketable securities to fund the payments described above during the period. The GUC Trust earned on the accrual basis approximately $10.3 million in interest income on such investments during the year.

As of March 31, 2019, the GUC Trust held approximately $505.1 million in cash and cash equivalents and marketable securities. Of such amount, approximately $472.1 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of March 31, 2019, is approximately $13.1 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, unless such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs or any income tax liabilities.

As of March 31, 2019, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $1.8 million for liquidating distributions payable as of that date and (b) $12.4 million to fund projected liquidation and administrative costs. As described above, subsequent to March 31, 2019, the GUC Trust filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for noticing costs under the Revised Settlement Agreement. See Item 3 (“Legal Proceedings”) and “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $33.0 million in cash and cash equivalents and marketable securities as of March 31, 2019, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $1.5 million (comprising approximately $1.2 million of the remaining Administrative Fund, approximately $0.2 million of the remaining Residual Wind-Down Assets, and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $1.2 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust Professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $31.5 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

Motors Liquidation Company GUC Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Trust Administrator, Trust Monitor,

                and Trust Beneficiaries

Motors Liquidation Company GUC Trust

Opinion on the Financial Statements

We have audited the accompanying statements of net assets in liquidation of the Motors Liquidation Company GUC Trust (the “Trust”) as of March 31, 2019 and 2018, and the related statements of changes in net assets in liquidation and cash flows for each of the years ended March 31, 2019, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2019 and 2018, and the changes in net assets in liquidation and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Clinton Township, Michigan

June 4, 2019

Motors Liquidation Company GUC Trust

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

March 31, 2019 and 2018

(in thousands)

	March 31, 2019	March 31, 2018
ASSETS
Cash and Cash Equivalents (Note 4)	$1,825	$2,563
Marketable Securities (Note 4)	503,228	505,183
Accrued Investment Income (Note 4)	31,552	17,495
Other Assets	665	63

TOTAL ASSETS	537,270	525,304

LIABILITIES
Accounts Payable and Other Liabilities	3,327	5,420
Liquidating Distributions Payable (Note 5)	1,785	1,825
Contingent Settlement Obligation (Note 4)	—	15,000
Reserves for Expected Costs of Liquidation (Note 7)	37,485	38,087
Reserves for Residual Wind-Down Claims and Costs (Note 7)	169	169

TOTAL LIABILITIES	42,766	60,501

NET ASSETS IN LIQUIDATION (Note 4)	$494,504	$464,803

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

Years Ended March 31, 2019, 2018 and 2017

(in thousands)

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Net Assets in Liquidation, beginning of year	$464,803	$488,213	$611,773
Increase (decrease) in net assets in liquidation:
Additions to reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 7)	(9,511)	(33,957)	(12,360)
Net reversal of liquidating distributions (liquidating distributions) (Note 5)	—	6,947	(115,374)
Reversal (incurrence) of contingent settlement obligation (Note 4)	15,000	(15,000)	—
Dividends and interest income (Notes 3 and 4)	23,852	18,600	4,174
Other income (Note 3)	360	—	—

Net increase (decrease) in net assets in liquidation	29,701	(23,410)	(123,560)

Net Assets in Liquidation, end of year	$494,504	$464,803	$488,213

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

Years Ended March 31, 2019, 2018 and 2017

(in thousands)

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$9,795	$4,803	$1,645
Cash paid for professional fees, governance costs and other administrative costs	(12,455)	(11,886)	(11,683)
Cash paid for Residual Wind-Down Claims and Costs	—	(11,705)	(10,339)
Cash paid for distributions	(40)	(433)	(112,382)
Cash receipts for refunds, including amounts due others	7	196	—

Net cash flows used in operating activities	(2,693)	(19,025)	(132,759)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(4,331,503)	(3,553,448)	(5,624,032)
Cash from maturities and sales of marketable securities	4,333,458	3,570,716	5,762,701

Net cash flows from investing activities	1,955	17,268	138,669
Cash flows used in financing activities
Cash in Administrative Fund returned to DIP Lenders	—	—	(6,000)

Net cash flows used in financing activities	—	—	(6,000)

Net decrease in cash and cash equivalents	(738)	(1,757)	(90)
Cash and cash equivalents, beginning of year	2,563	4,320	4,410

Cash and cash equivalents, end of year	$1,825	$2,563	$4,320

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

March 31, 2019

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of March 31, 2019, there were no remaining Disputed General Unsecured Claims. There remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” in Note 4 below.

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

As further described in Item 3 (“Legal Proceedings”), during April and May 2019, the parties to the Term Loan Avoidance Action executed a settlement agreement, which is subject to Bankruptcy Court approval. Pursuant to such settlement agreement, it is expected that approximately $231.0 million will be recovered by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Accordingly, it is expected that a corresponding amount will arise as Allowed General Unsecured Claims and the holders will become entitled to receive a distribution from the GUC Trust of approximately $68.5 million. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of March 31, 2019, the remaining Administrative Fund aggregated $1.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of GUC Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. In November 2016, the GUC Trust Administrator returned $6.0 million of the remaining Administrative Fund to the DIP Lenders. Such return was associated with a potential tax liability that the GUC Trust Administrator, in consultation with its GUC Trust Professionals, had determined would not be incurred and, therefore, would not be expended by the GUC Trust.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2019, Other Administrative Cash aggregated $31.4 million. On February 1, 2019, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for the purpose of satisfying noticing costs of up to $13.72 million pursuant to the Revised Settlement Agreement described in Note 4 and Item 3 (“Legal Proceedings”) above. No hearing date has been set with respect to such motion. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of March 31, 2019, Distributable Cash of $12.4 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2019. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended March 31, 2019, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination by the Internal Revenue Service (“IRS”), and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization (on a net basis) is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. See Note 8 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

As of March 31, 2019, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who are the defendants in the Term Loan Avoidance Action (the “Administrative Agent”). Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. As a result of the Term Loan Avoidance Action settlement as described above and in Item 3 (“Legal Proceedings”) and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

As of March 31, 2019, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of March 31, 2019. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of March 31, 2019, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of March 31, 2019.

3. Basis of Presentation and Significant Accounting Policies

Liquidation Basis of Accounting

The GUC Trust exists solely for the purposes described above in Note 1 and has a finite life. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. Also, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at realizable value, the accrual for investment income on marketable securities expected to be received over the liquidation period and reserves for expected liquidation costs represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at fair value based on carrying value, which approximates fair value. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on holdings of marketable securities and cash equivalents is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows consider the amount and timing of distributions with respect of GUC Trust Units. Such estimates may change in the near term, and such change may be material.

Dividends on New GM Common Stock

Dividends previously received on New GM Common Stock previously held by the GUC Trust are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the liquidated New GM Common Stock is distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such appropriated Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Accounts Payable and Other Liabilities

Accounts payable and other liabilities represent amounts due to professionals, other service providers, and vendors for services rendered or goods received through the end of the period.

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, during the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation pursuant to the Settlement Agreement described in Note 4 and Item 3 (“Legal Proceedings”). As a result of developments in the related litigation specifically related to the impact of the Rule 23 Decision described in Item 3 (“Legal Proceedings”), such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties then associated with the effectiveness of the Settlement Agreement in effect at that time.

Reserves for Residual Wind-Down Claims and Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Prior to execution of the letter agreement with the Administrative Agent described above, such reserves were increased for expected increases in Avoidance Action Defense Costs for which there was a reasonable basis for estimation and that were expected to exceed the recorded reserves. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. While not expected, if, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

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

As of March 31, 2019, such remaining liquidation period is estimated to extend, at a minimum, through April 2022 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). Because of uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis of estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond April 2022. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon (a) its disposition of New GM Securities and (b) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale differs from the fair market value of such shares on the date of receipt), which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust Professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years from the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of the capital loss carryovers of $22.6 million and $158.1 million attributable to the years ended March 31, 2013 and 2012, respectively), along with net operating loss carryovers generated through March 31, 2019 aggregating $139.3 million, could be subject to examination by the IRS in subsequent years when those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. As of March 31, 2019, there are no known items which would result in a significant accrual for uncertain tax positions.

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

4. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and any appropriated Distributable Cash. As of March 31, 2019, GUC Trust Distributable Assets aggregated approximately $457.9 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Cash and Cash Equivalents and Marketable Securities

As of March 31, 2019 and 2018, cash and cash equivalents and marketable securities aggregated $505.1 million and $507.7 million, respectively, and are comprised of the following:

(in thousands)	2019	2018
Distributable Cash (including associated Dividend Cash)	$472,070	$484,510
Other Administrative Cash	31,445	21,200
Administrative Fund	1,246	1,717
Residual Wind-Down Assets	175	171
Funds for Indenture Trustee / Fiscal Paying Agent Costs	117	148

Total	$505,053	$507,746

As described in Note 5, as of March 31, 2019, the GUC Trust had accrued liquidating distributions payable aggregating $1.8 million. In addition, as of March 31, 2019, the amount of Distributable Cash reflected in the table above includes $12.4 million for amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2019. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of March 31, 2019 was $14.2 million. As described in Note 2 above, on February 1, 2019, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for the purpose of satisfying noticing costs up to $13.72 million pursuant to the Revised Settlement Agreement described below in “Allowed and Disputed Claims” and Item 3 (“Legal Proceedings”). No hearing date has been scheduled with respect to such motion.

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of March 31, 2019 and 2018, the GUC Trust had accrued approximately $30.3 million and $16.7 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. Such accrual, along with receivables for investment income earned as of March 31, 2019 and 2018, is included in Accrued Investment Income in the accompanying Statements of Net Assets in Liquidation.

Potential Distributable Capital and Net Operating Loss Carryovers

As described in Note 8 and further described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the GUC Trust’s unused capital and net operating loss carryovers potentially could succeed to Claimants (as defined above pursuant to tax rules) upon the termination of the GUC Trust. Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

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

The following table presents the changes during the years ended March 31, 2019, 2018 and 2017 in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Outstanding or issuable as of beginning of year	31,855,504	31,854,103	31,853,758
Issued during the year	—	1,448	298
Less: Issuable as of beginning of year	—	(47)	—
Add: Issuable as of end of year (1)	—	—	47

Outstanding or issuable as of end of year (2) (3)	31,855,504	31,855,504	31,854,103

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
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

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims as of March 31, 2019 reflect a distribution “set aside” permitted by the Plan and the GUC Trust Agreement. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims.

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the years ended March 31, 2019 and 2018:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, March 31, 2017	$31,854,031	$50,000	$1,499,204	$1,549,204	$33,403,235
New Allowed General Unsecured Claims	1,401	—	—	—	1,401
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(4,218)	(4,218)	(4,218)

Total, March 31, 2018	31,855,432	50,000	1,494,986	1,544,986	33,400,418
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(143)	(143)	(143)

Total, March 31, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275

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

During the year ended March 31, 2018, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $1.4 million. As a result, corresponding Term Loan Avoidance Action Claims were allowed under the GUC Trust Agreement. As described in Item 3 (“Legal Proceedings”), during April and May 2019, the parties to the Term Loan Avoidance Action executed a settlement agreement providing for recoveries to the Avoidance Action Trust of approximately $231.0 million, among other provisions. Such settlement agreement is subject to Bankruptcy Court approval. As a result, it is expected that Allowed General Unsecured Claims will arise in a corresponding amount and the holders will become entitled to receive distributions from the GUC Trust aggregating approximately $68.5 million.

As described in Item 3 (“Legal Proceedings”), during December 2016, certain plaintiffs filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional Disputed General Unsecured Claims would arise. As described in Item 3 (“Legal Proceedings”), the GUC Trust previously executed the Settlement Agreement with such plaintiffs that, if approved by the Bankruptcy Court, would have provided for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation of $15.0 million for the Settlement Payment. As a result of developments in the related litigation specifically related to the impact of the Rule 23 Decision described in Item 3 (“Legal Proceedings”), such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties then associated with the effectiveness of the Settlement Agreement in effect at that time. As described in Item 3 (“Legal Proceedings”), the Settlement Agreement was not approved by the Bankruptcy Court.

As described in Item 3 (“Legal Proceedings”), the GUC Trust has executed the Revised Settlement Agreement with such plaintiffs. If approved by the Bankruptcy Court, the Revised Settlement Agreement would provide for the payment of noticing costs of up to $13.72 million. No further payments by the GUC Trust under the Revised Settlement Agreement would be required.

5. Liquidating Distributions

Liquidating distributions (net reversal of liquidating distributions) in the years ended March 31, 2019, 2018 and 2017 consisted of the following:

(in thousands)	2019	2018	2017
Distributions during the year	$40	$433	$112,382
Less: Liquidating distributions payable as of beginning of year	(1,825)	(9,205)	(6,213)
Add: Liquidating distributions payable as of end of year	1,785	1,825	9,205

Total	$—	$(6,947)	$115,374

The distributions during the year ended March 31, 2019 consisted of distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill information requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements.

The distributions during the year ended March 31, 2018 consisted of distributions to (a) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements and (b) holders of certain Resolved Term Loan Avoidance Action Claims. The obligation to distribute Distributable Cash to holders of GUC Trust Units for excess distributions payable at March 31, 2018 decreased from such balances at March 31, 2017, resulting in a net reversal of liquidating distributions of $6.9 million during the year ended March 31, 2018.

The distributions during the year ended March 31, 2017 consisted of distributions to (a) holders of GUC Trust Units for excess distributions payable, (b) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements and (c) holders of certain Resolved Term Loan Avoidance Action Claims. The distributions to holders of GUC Trust Units during the year ended March 31, 2017 resulted primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of potential Taxes on Distribution.

The GUC Trust was obligated as of March 31, 2019 to distribute Distributable Cash of $1.8 million to certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of March 31, 2019 and 2018.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and 2018, and the valuation techniques used by the GUC Trust to determine those fair values.

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34	$—	$—	$34
Marketable Securities:
U.S. Treasury bills	—	503,228	—	503,228

Total Assets	$34	$503,228	$—	$503,262

Liabilities:
Liquidating distributions payable	$1,785	$—	$—	$1,785

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$540	$—	$—	$540
Marketable Securities:
U.S. Treasury bills	—	505,183	—	505,183

Total Assets	$540	$505,183	$—	$505,723

Liabilities:
Liquidating distributions payable	$1,825	$—	$—	$1,825

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the years ended March 31, 2019 and 2018.

7. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the years ended March 31, 2019, 2018 and 2017:

(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2016	$16,727	$6,379	$293	$23,399
Plus additions to reserves	5,325	6,798	—	12,123
Less liquidation costs incurred:
Trust Professionals	(3,295)	(2,294)	—	(5,589)
Trust Governance	(2,848)	(1,800)	(68)	(4,716)
Other Administrative Expenses	(58)	(256)	—	(314)
Less funds returned to DIP Lenders	(6,000)	—	—	(6,000)

Balance, March 31, 2017	9,851	8,827	225	18,903
Plus additions to reserves	25,351	8,597	—	33,948
Less liquidation costs incurred:
Trust Professionals	(7,424)	(2,669)	—	(10,093)
Trust Governance	(2,523)	(1,800)	(81)	(4,404)
Other Administrative Expenses	(51)	(216)	—	(267)

Balance, March 31, 2018	25,204	12,739	144	38,087
Plus additions to reserves	4,122	5,389	—	9,511
Less liquidation costs incurred:
Trust Professionals	(3,125)	(2,113)	—	(5,238)
Trust Governance	(2,695)	(1,801)	(34)	(4,530)
Other Administrative Expenses	(127)	(218)	—	(345)

Balance, March 31, 2019	$23,379	$13,996	$110	$37,485

During the year ended March 31, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $4.1 million and $5.4 million, respectively. During the year ended March 31, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $25.3 million and $8.6 million, respectively. During the year ended March 31, 2017, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $5.3 million and $6.8 million, respectively. Such revisions in the estimates were recorded as additions to the reserves for expected costs of liquidation in such years. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation. As described in Item 3 (“Legal Proceedings”), noticing costs of up to $13.72 million will be paid under the Revised Settlement Agreement if approved by the Bankruptcy Court. At this time, a reasonable basis for estimation does not exist as to whether such noticing costs will be incurred. Accordingly, as of March 31, 2019, no accrual for such potential noticing costs has been recorded. Also, as described in Item 3 (“Legal Proceedings”), certain holders of a majority of GUC Trust Units have asserted a claim for reimbursement of legal fees of approximately $6.7 million incurred in connection with litigation involving certain General Motors vehicle recalls. At this time, a reasonable basis for estimation does not exist as to whether any such reimbursement will be made. Accordingly, as of March 31, 2019, no accrual for such claim has been recorded.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2019, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend, at a minimum, through April 2022, which was unchanged from the prior quarter. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). Because of uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond April 2022. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims and Costs for the years ended March 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Balance, beginning of year	$169	$966	$19,957
Plus net addition to reserves	—	9	237
Plus reclassification of accrued liability	—	9	417
Less claims allowed during the period	—	(815)	(19,641)
Less costs incurred by trust professionals	—	—	(4)

Balance, end of year	$169	$169	$966

Residual Wind-Down Claims allowed during the years ended March 31, 2018 and 2017 primarily consist of Avoidance Action Defense Costs. As described in Note 2, in April 2017, the GUC Trust entered into a letter agreement with the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. As a result of the Term Loan Avoidance Action settlement as described above and in Item 3 (“Legal Proceedings”) and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

8. Income Taxes

There was no current tax benefit or provision for the years ended March 31, 2019, 2018 and 2017 due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision for the years ended March 31, 2019, 2018 and 2017 as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the enactment of the “Tax Cuts and Jobs Act” in December 2017, the GUC Trust’s federal income tax rate was reduced from 39.6% to 37% effective April 1, 2018, the first day of the GUC Trust’s fiscal year ended March 31, 2019. In December 2017, the GUC Trust expected that the 37% tax rate would be in effect when its temporary differences reversed and, accordingly, the GUC Trust’s deferred tax assets and liabilities were adjusted to the enacted 37% tax rate as of December 31, 2017. There was no impact on the deferred tax provision as the result of the establishment of a full valuation allowance against net deferred tax assets at December 31, 2017.

Deferred taxes in the accompanying Statement of Net Assets in Liquidation as of March 31, 2019 and 2018 are comprised of the following components:

(in thousands)	2019	2018
Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$13,932	$14,155
Net operating and capital loss carryovers	52,150	52,217

Gross deferred tax assets	66,082	66,372
Less: Valuation allowance	(54,740)	(60,179)

Deferred tax asset, net of valuation allowance	11,342	6,193
Deferred tax liabilities:
Accrued investment income	(11,342)	(6,193)

Gross deferred tax liabilities	(11,342)	(6,193)

Net deferred taxes	$—	$—

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

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of capital loss carryovers of $22.6 million and $158.1 million attributable to the years ended March 31, 2013 and 2012), along with net operating loss carryovers generated through March 31, 2019, aggregating $139.3 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize (on a net basis) any capital or net operating loss carryovers in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. The remaining capital loss carryovers of $1.7 million expire on March 31, 2020 and the net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.2 million at March 31, 2019 (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the GUC Trust’s loss carryovers (including those no longer available for utilization by the GUC Trust) potentially could succeed to Claimants (as defined above pursuant to tax rules). Reference is made thereto for further information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $54.7 million and $60.2 million was established as of March 31, 2019 and 2018, respectively, because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. The valuation allowance decreased by $5.4 million and $7.1 million during the years ended March 31, 2019 and 2018, respectively.

9. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may in the future receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the years ended March 31, 2019, 2018 and 2017.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During each of the years ended March 31, 2019, 2018 and 2017, the total amount of such fees and commissions was approximately $0.3 million.

In addition to serving as GUC Trust Monitor, during the year ended March 31, 2019, FTI Consulting, Inc. provided professional services associated with review of certain expert reports in connection with litigation involving certain General Motors vehicle recalls. Fees and expenses for such services aggregated approximately $0.2 million.

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

The GUC Trust Administrator is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). During the fiscal period covered by this report, the management of the GUC Trust, with the participation of the Administrative Vice President of the GUC Trust Administrator, conducted an evaluation of the effectiveness of its internal control over financial reporting, based on the framework in “Internal Control– Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the GUC Trust’s management has concluded that, as of March 31, 2019, the GUC Trust’s internal control over financial reporting was effective. This annual report does not include an auditor’s attestation report regarding internal control over financial reporting, because the GUC Trust is a non-accelerated filer and is therefore not subject to such auditor attestation requirements under applicable rules of the SEC.

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing evaluation, during the fiscal year ended March 31, 2019, no other change occurred that materially affected, or is reasonably likely to materially affect, the GUC Trust’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trust administrator and trustee of the GUC Trust. The activities of the GUC Trust Administrator are overseen by the GUC Trust Monitor, FTI Consulting, Inc., solely in its capacity as monitor of the GUC Trust. The GUC Trust Administrator is authorized by the GUC Trust Agreement to retain, pay, oversee, direct the services of and (subject to GUC Trust Monitor approval) terminate GUC Trust Professionals to assist in the administration of the GUC Trust, particularly in connection with the claims resolution process, the preparation of financial statements and the GUC Trust’s record keeping and reporting functions. The GUC Trust and GUC Trust Administrator rely solely on receiving accurate information, reports and other representations from (i) the GUC Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. In filing this Annual Report on Form 10-K and executing any related documentation on behalf of the GUC Trust, the GUC Trust Administrator has relied upon the accuracy of such reports, information and representations. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Annual Report on Form 10-K.

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

The GUC Trust Monitor was appointed for the purpose of overseeing the activities of the GUC Trust Administrator. The GUC Trust Administrator is required to obtain the approval of the GUC Trust Monitor for a variety of actions, including preparing budgets and making expenditures that deviate from the Budget by more than a specified amount (except to the extent such expenditures are approved by the Bankruptcy Court), settling or otherwise resolving disputed claims in excess of a specified amount, retaining or terminating GUC Trust Professionals, reserving of GUC Trust assets intended for distribution to GUC Trust beneficiaries for the payment of administrative expenses or Taxes on Distribution and amending the GUC Trust Agreement.

Pursuant to the No Action Letter, in response to Item 401 of Regulation S-K, this Annual Report on Form 10-K includes disclosure relating to certain individuals who are employed by the GUC Trust Administrator and GUC Trust Monitor, respectively, in a leadership capacity with respect to the administration by the GUC Trust Administrator and the monitorship by the GUC Trust Monitor, respectively, with regard to the GUC Trust:

•

David A. Vanaskey Jr., 54, is a vice-president in the Capital Markets Division of Wilmington Trust Company. At Wilmington Trust Company, he has management and account responsibilities in asset financing, equipment financing and restructuring and default products. David Vanaskey has worked in the financial services industry for over 29 years. He has specialized in asset securitizations, equipment financings, corporate lending and project finance transactions. He has participated in Chapter 11 restructurings, creditor committee participation, liquidations, and disbursements. Most recently he was the Indenture Trustee in the General Motors unsecured public debt transactions and chaired the committee for unsecured creditors in the General Motors bankruptcy.

•

Conor P. Tully, 47, is a senior managing director in the Corporate Finance/Restructuring practice of FTI Consulting, Inc. Mr. Tully has more than 24 years of experience in providing clients with strategic planning, merger and acquisition advisory and business advisory services in both distressed and healthy company situations. For the past 20 years, Mr. Tully has specialized in providing restructuring services to companies, financial institutions and creditors in the troubled company environment, including both formal Chapter 11 proceedings and out-of-court workout situations. Mr. Tully’s industry experience includes the automotive, financial services, consumer products, telecom, metals, energy and manufacturing industries. Prior to joining FTI Consulting, Inc. in October, 2004, Mr. Tully was a director in the restructuring practice of Ernst & Young Corporate Finance LLC. Mr. Tully holds a B.A. in accountancy from Manhattan College. He is a certified public accountant, a certified insolvency and restructuring advisor, a certified turnaround professional, and is accredited in business valuation. Mr. Tully is also a member of the American Bankruptcy Institute, the American Institute of Certified Public Accountants, the Association of Insolvency and Restructuring Advisors, and the Turnaround Management Association.

Item 11.	Executive Compensation.

Under the GUC Trust Agreement, the GUC Trust Administrator is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund in accordance with the Budget prior to the final distribution date. The GUC Trust Administrator is entitled, without the need for approval of the Bankruptcy Court, to reimburse itself from the Administrative Fund on a monthly basis for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement and the Budget. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Administrator with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, the GUC Trust Administrator will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2019, the GUC Trust Administrator received compensation of approximately $2.7 million under the GUC Trust Agreement and expense reimbursements of approximately $7,000.

Under the GUC Trust Agreement, the GUC Trust Monitor is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund, in accordance with the Budget. The GUC Trust Monitor is entitled, without the need for approval of the Bankruptcy Court, to direct the GUC Trust Administrator to reimburse the GUC Trust Monitor from the Administrative Fund on a monthly basis, for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement, consistent with the Budget prepared pursuant to Section 6.4 of the GUC Trust Agreement. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Monitor with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, it will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2019, the GUC Trust Monitor received compensation of approximately $1.3 million under the GUC Trust Agreement and expense reimbursements of approximately $2,000.

As noted above, the GUC Trust has no officers, directors or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may in the future receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2019.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the fiscal year ended March 31, 2019, the total amount of such fees and commissions was approximately $0.3 million.

In addition to serving as GUC Trust Monitor, during the year ended March 31, 2019, FTI Consulting, Inc. provided professional services associated with review of certain expert reports in connection with litigation involving certain General Motors vehicle recalls. Fees and expenses for such services aggregated approximately $0.2 million.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Plante & Moran, PLLC, the GUC Trust’s independent auditors, in each of the years ended March 31, 2019 and 2018, in each of the following categories, including related expenses, are as follows:

	Year Ended March 31,
	2019	2018
Audit Fees (1)	$177,780	$221,621
Audit-Related Fees	—	—
Tax Fees (2)	1,755	2,349
All Other Fees	—	—

Total	$179,535	$223,970

(1)

Consists of fees for the audit of the GUC Trust’s annual financial statements, review of the GUC Trust’s Form 10-K, review of quarterly financial statements included in the GUC Trust’s Forms 10-Q, and review of Form 8-K filings.

(2)	Includes fees for preparation of the GUC Trust’s federal income tax returns for the fiscal years ended March 31, 2018 and 2017 and assistance with other MLC tax compliance matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Second Amended and Restated Motors Liquidation Company GUC Trust Agreement (incorporated herein by reference to Exhibit 3.1 of the Motors Liquidation Company GUC Trust Current Report on Form 8-K filed on July 30, 2015)

10.1	Amended Settlement Agreement (incorporated herein by reference to Exhibit 99.1 of the GUC Trust Current Report on Form 8-K filed on May 30, 2018)

10.2	Settlement Agreement by and among the Signatory Plaintiffs and the GUC Trust (incorporated herein by reference to Exhibit 10.1 of the Motors Liquidation Company GUC Trust Current Report on Form 8-K filed on February 7, 2019)

31*	Rule 13a-14(a) Certification

32**	Section 1350 Certification

101*	Interactive Data Files

*	filed herewith
**	furnished herewith

Item 16.	Form 10-K Summary

Omitted at registrant’s option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2019

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company