Form 10-Q
period 2019-06-30
Motors Liquidation Co
filed 2019-08-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2019	March 31, 2019
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$1,840	$1,825
Marketable Securities (Note 3)	503,315	503,228
Accrued Investment Income (Note 3)	12,705	31,552
Other Assets	602	665

TOTAL ASSETS	518,462	537,270
LIABILITIES
Accounts Payable and Other Liabilities	2,707	3,327
Liquidating Distributions Payable (Note 4)	1,785	1,785
Reserves for Expected Costs of Liquidation (Note 6)	31,037	37,485
Reserves for Residual Wind-Down Claims and Costs (Note 6)	169	169

TOTAL LIABILITIES	35,698	42,766

NET ASSETS IN LIQUIDATION (Note 3)	$482,764	$494,504

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2019	2018
Net Assets in Liquidation, beginning of period	$494,504	$464,803
Increase (decrease) in net assets in liquidation:
Reductions in reserves for Expected Costs of Liquidation (Note 6)	4,013	4,474
Liquidating distributions (Note 4)	—	(1)
Net reversal of interest and dividend income (Note 3)	(15,753)	(2,284)

Net (decrease) increase in net assets in liquidation	(11,740)	2,189

Net Assets in Liquidation, end of period	$482,764	$466,992

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$3,094	$2,501
Cash paid for professional fees, governance costs and other administrative costs	(2,992)	(3,896)
Cash receipts for refunds	—	7
Cash paid for distributions	—	(3)

Net cash flows from (used in) operating activities	102	(1,391)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(973,880)	(1,150,111)
Cash from maturities and sales of marketable securities	973,793	1,151,329

Net cash flows (used in) from investing activities	(87)	1,218

Net increase (decrease) in cash and cash equivalents	15	(173)
Cash and cash equivalents, beginning of period	1,825	2,563

Cash and cash equivalents, end of period	$1,840	$2,390

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

June 30, 2019

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

The accompanying (a) condensed statement of net assets in liquidation as of March 31, 2019, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended June 30, 2019 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2019 included in the Annual Report on Form 10-K filed by the GUC Trust with the Securities and Exchange Commission (“SEC”) on June 4, 2019.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of June 30, 2019, there were no remaining Disputed General Unsecured Claims. There remained $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” in Note 3 below.

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, sought the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). Pursuant to the GUC Trust Agreement, to the extent that Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”), is successful in obtaining a recovery by way of judgment or settlement from the defendant(s) to the Term Loan Avoidance Action, such defendant(s) shall receive an Allowed General Unsecured Claim against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

As previously disclosed and as further described in Part II, Item 1 (“Legal Proceedings”), the parties to the Term Loan Avoidance Action have executed a settlement agreement, which was approved by the Bankruptcy Court. Pursuant to such settlement agreement, approximately $231.0 million was recovered by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action on July 1, 2019. Accordingly, a corresponding amount arose as Resolved Term Loan Avoidance Action Claims on July 1, 2019 and the holders became entitled to receive a distribution from the GUC Trust of approximately $68.5 million subsequent to June 30, 2019. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

Upon the dissolution of MLC on December 15, 2011, MLC transferred $0.5 million to the Avoidance Action Trust for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust holds a residual interest to the extent unused by the Avoidance Action Trust. As of June 30, 2019, such remaining funds held by the Avoidance Action Trust are approximately $0.4 million and are expected to be repaid to the GUC Trust by the Avoidance Action Trust subsequent to June 30, 2019. Such expected repayment is included in other assets in the accompanying Statements of Net Assets in Liquidation as of June 30, 2019 and March 31, 2019.

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution by New GM of 150 million shares of New GM Common Stock, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share that would have expired on July 10, 2016 (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share that would have expired on July 10, 2019 (“New GM Series B Warrants”). Record ownership of the New GM Securities was held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time record ownership was transferred to the GUC Trust.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of June 30, 2019, the remaining Administrative Fund aggregated $1.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all

New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of June 30, 2019, Other Administrative Cash aggregated $31.6 million (including interest income received on marketable securities and cash equivalents). On February 1, 2019, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for the purpose of satisfying noticing costs of up to $13.72 million pursuant to the Revised Settlement Agreement described in Note 3 and Part II, Item 1 (“Legal Proceedings”) below. No hearing date has been set with respect to such motion. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of June 30, 2019, Distributable Cash of $12.4 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2019. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended June 30, 2019, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination by the IRS, and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization (on a net basis) is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2

(“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

As of June 30, 2019, the amount of Avoidance Action Defense Costs incurred exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who were the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. As a result of the Term Loan Avoidance Action settlement as described above and in Part II, Item 1 (“Legal Proceedings”) and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

As of June 30, 2019, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of June 30, 2019. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2019, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2019.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and appropriated Distributable Cash. As of June 30, 2019, GUC Trust Distributable Assets aggregated approximately $457.9 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of June 30, 2019, cash and cash equivalents and marketable securities aggregated $505.2 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$472,070
Other Administrative Cash	31,562
Administrative Fund	1,234
Residual Wind-Down Assets	175
Funds for Indenture Trustee / Fiscal Paying Agent Costs	114

Total	$505,155

As described in Note 4, as of June 30, 2019, the GUC Trust had accrued liquidating distributions payable aggregating $1.8 million. In addition, as described in Note 2, as of June 30, 2019, the amount of Distributable Cash reflected in the table above includes $12.4 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2019. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of June 30, 2019 was $14.2 million. As described in Note 2 above, on February 1, 2019, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for the purpose of satisfying noticing costs up to $13.72 million pursuant to the Revised Settlement Agreement described below in “Allowed and Disputed Claims” and Part II, Item 1 (“Legal Proceedings”). No hearing date has been scheduled with respect to such motion.

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of June 30, 2019 and March 31, 2019, the GUC Trust had accrued approximately $11.5 million and $30.3 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the estimated remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows consider the amount and timing of distributions in respect of GUC Trust Units. During the quarter ended June 30, 2019, such accrual was reduced by approximately $18.8 million primarily due to a shortening in the expected date to make distributions in respect of GUC Trust Units during the quarter ended June 30, 2019. Such accrual, along with receivables for investment income earned as of June 30, 2019 and March 31, 2019, is included in Accrued Investment Income in the accompanying Condensed Statements of Net Assets in Liquidation.

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

The following table presents the changes during the three months ended June 30, 2019, in the number of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable as of March 31, 2019	31,855,504
Issued during the period	—
Less: Issuable as of beginning of period	—
Add: Issuable as of end of period (1)	—

Outstanding or issuable as of June 30, 2019 (2)(3)	31,855,504

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
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

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as described in Note 2). Outstanding Disputed General Unsecured Claims as of June 30, 2019 reflect a distribution “set aside” permitted by the Plan and the GUC Trust Agreement. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Claims are resolved as Allowed General Unsecured Claims.

The following table presents a summary of activity with respect to Allowed General Unsecured Claims and remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended June 30, 2019:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, March 31, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	—	—	—

Total, June 30, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275

(1)

Remaining Disputed General Unsecured Claims represent a general claim contingency for any future disputed claims or other obligations of the GUC Trust. The GUC Trust has set aside from distribution an aggregate of $14.8 million for this general claim contingency (i.e., $296 in Distributable Cash per $1,000 of Allowed General Unsecured Claims, as provided in the Plan). Subsequent to June 30, 2019, the GUC Trust released such general claim contingency.

(2)	Maximum Amount of Unresolved Claims represents the sum of remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(3)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As described in Note 2 above and in Part II, Item 1 (“Legal Proceedings”) below, the parties to the Term Loan Avoidance Action executed a settlement agreement providing for recoveries to the Avoidance Action Trust of approximately $231.0 million, among other provisions. Such settlement agreement was approved by the Bankruptcy Court and recoveries of approximately $231.0 million were received by the Avoidance Action Trust on July 1, 2019. As a result, on July 1, 2019, Resolved Term Loan Avoidance Action Claims arose in a corresponding amount and the holders became entitled to receive distributions from the GUC Trust aggregating approximately $68.5 million. Such Resolved Term Loan Avoidance Action Claims and distributions payable were recorded subsequent to June 30, 2019 when such allowed claims arose.

As described in Part II, Item 1 (“Legal Proceedings”), during December 2016, certain plaintiffs filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional general unsecured claims could arise. Also as described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has executed the Revised Settlement Agreement with such plaintiffs. If approved by the Bankruptcy Court, the Revised Settlement Agreement would provide for the payment of noticing costs of up to $13.72 million. No further payments by the GUC Trust under the Revised Settlement Agreement would be required.

4. Liquidating Distributions

Liquidating distributions in the three months ended June 30, 2019 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended June 30, 2019	$—
Less: Liquidating distributions payable as of March 31, 2019	(1,785)
Add: Liquidating distributions payable as of June 30, 2019	1,785

Total	$—

The GUC Trust was obligated as of June 30, 2019 to distribute Distributable Cash of $1.8 million to certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled.

As described in “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s set aside for potential distribution with respect to Term Loan Avoidance Action Claims and Disputed General Unsecured Claims was reduced by an aggregate of $1,313.8 million subsequent to June 30, 2019. As a result, the GUC Trust expects to record distributions payable in respect of GUC Trust Units aggregating $320.9 million in the three months ending September 30, 2019. See Part II, Item 1 (“Legal Proceedings”) for a description of proceedings with respect to payment of such distribution.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of June 30, 2019 and March 31, 2019.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$56	$—	$—	$56
Marketable Securities:
U.S. Treasury bills	—	503,315	—	503,315

Total Assets	$56	$503,315	$—	$503,371

Liabilities:
Liquidating distributions payable	$1,785	$—	$—	$1,785

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34	$—	$—	$34
Marketable Securities:
U.S. Treasury bills	—	503,228	—	503,228

Total Assets	$34	$503,228	$—	$503,262

Liabilities:
Liquidating distributions payable	$1,785	$—	$—	$1,785

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three months ended June 30, 2019 and the year ended March 31, 2019.

6. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2019	$23,379	$13,996	$110	$37,485
Less reductions in reserves	(2,855)	(1,158)	—	(4,013)
Less liquidation costs incurred:
Trust professionals	(650)	(612)	—	(1,262)
Trust governance	(621)	(450)	(8)	(1,079)
Other administrative expenses	(32)	(62)	—	(94)

Balance, June 30, 2019	$19,221	$11,714	$102	$31,037

	Three months ended June 30, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2018	$25,204	$12,739	$144	$38,087
Less reductions in reserves	(2,401)	(2,073)	—	(4,474)
Less liquidation costs incurred:
Trust professionals	(1,257)	(614)	—	(1,871)
Trust governance	(847)	(450)	(10)	(1,307)
Other administrative expenses	(40)	(55)	—	(95)

Balance, June 30, 2018	$20,659	$9,547	$134	$30,340

During the three months ended June 30, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $2.8 million and $1.2 million, respectively. During the three months ended June 30, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs decreased by $2.4 million and $2.1 million, respectively. Such revisions in the estimates were recorded as reductions in the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2019.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2019, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend, at a minimum, through January 2022, which was reduced by three months during the quarter ended June 30, 2019 from a remaining liquidation period previously estimated to extend through April 2022. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). Because of uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond January 2022. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

As described in Part II, Item 1 (“Legal Proceedings”), noticing costs of up to $13.72 million will be paid under the Revised Settlement Agreement if approved by the Bankruptcy Court. At this time, a reasonable basis for estimation does not exist as to whether such noticing costs will be incurred. Accordingly, as of June 30, 2019, no accrual for such potential noticing costs has been recorded. Also, certain holders of a majority of GUC Trust Units have asserted a claim for reimbursement of legal fees of approximately $10.0 million incurred in connection with monitoring the actions of the GUC Trust. At this time, a reasonable basis for estimation does not exist as to whether any such reimbursement will be made. Accordingly, as of June 30, 2019, no accrual for such claim has been recorded.

There was no activity in the reserve for Residual Wind-Down Claims and Costs for the three months ended June 30, 2019 and 2018. As of June 30, 2019, the balance in such reserve was approximately $0.2 million.

7. Income Taxes

There was no current tax benefit or provision for the three months ended June 30, 2019 and 2018, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2019 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$11,546
Net operating and capital loss carryovers	51,938

Gross deferred tax assets	63,484
Less: Valuation allowance	(59,084)

Deferred tax asset, net of valuation allowance	4,400
Deferred tax liabilities:
Accrued investment income	(4,267)
Other asset	(133)

Gross deferred tax liabilities	(4,400)

Net deferred taxes	$—

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

On June 28, 2019, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2019 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2019 has been selected for examination.

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of capital loss carryovers of $22.6 million and $158.1 million attributable to the year ended March 31, 2013 and 2012), along with net operating loss carryovers generated through June 30, 2019, aggregating $138.7 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers (on a net basis) in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. The remaining capital loss carryovers of $1.7 million expire on March 31, 2020 and the net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $51.9 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $59.1 million was established as of June 30, 2019 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was increased by $4.3 million from the full valuation allowance against net deferred tax assets established as of March 31, 2019.

8. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three months ended June 30, 2019 and 2018.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three months ended June 30, 2019 and 2018, the total amounts of such fees and commissions were approximately $63,000 and $65,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2019. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2019 filed by the GUC Trust with the SEC on June 4, 2019. A glossary of defined terms used, but not otherwise defined, in this Quarterly Report on Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of June 30, 2019, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that would have expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that would have expired on July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of June 30, 2019, the remaining Administrative Fund aggregated $1.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of June 30, 2019, approximately $31.6 million remained in Other Administrative Cash (including interest and dividend income received on marketable securities and cash equivalents) and was recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. On February 1, 2019, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for the purpose of satisfying noticing costs of up to $13.72 million pursuant to the Revised Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”) below. No hearing date has been set with respect to such motion.

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

As of June 30, 2019, the amount of Avoidance Action Defense Costs incurred exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. In April 2017, the GUC Trust entered into a letter agreement with the administrative agent for the prepetition lenders who were the defendants in the Term Loan Avoidance Action, or the Administrative Agent. Such letter agreement provides that the GUC Trust’s obligation to pay Avoidance Action Defense Costs of the Administrative Agent is limited to an amount approximating the remaining designated Residual Wind-Down Assets. As a result of the Term Loan Avoidance Action settlement as described above and in Part II, Item 1 (“Legal Proceedings”) and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and the Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. While not expected, if, collectively, the actual amounts of Residual Wind-Down Claims allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation of Distributable Cash would reduce the amount of Distributable Cash available for distribution to holders of GUC Trust Units.

As of June 30, 2019, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of June 30, 2019. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of the funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2019, funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $0.1 million were held by the GUC Trust and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2019. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2019.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2018 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2018 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any Taxes on Distributions resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above, which is not determinable or estimable at this time. On June 28, 2019, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2019 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2019 has been selected for examination.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action sought the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which, in such capacity, is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust) (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). As used in this Quarterly Report on Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any Term Loan Avoidance Action Claims. Pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will have its recovery diluted through the incurrence of Resolved Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

As previously disclosed and as further described in Part II, Item 1 (“Legal Proceedings”), the parties to the Term Loan Avoidance Action have executed a settlement agreement, which was approved by the Bankruptcy Court. Pursuant to such settlement agreement, approximately $231.0 million was recovered by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action on July 1, 2019. Accordingly, a corresponding amount arose as Resolved Term Loan Avoidance Action Claims on July 1, 2019 and the holders became entitled to receive a distribution from the GUC Trust of approximately $68.5 million subsequent to June 30, 2019. No funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

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

The GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims and Term Loan Avoidance Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Dividends Received on New GM Common Stock

The GUC Trust previously held New GM Securities for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units. The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above under “Functions and Responsibilities of the GUC Trust—Distributions and Distributable Assets of the GUC Trust,” pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. Dividends were received on previously held New GM Common Stock and such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the liquidated New GM Common Stock is distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such appropriated Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at carrying value, which approximates fair value. Estimated investment income expected to be earned on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows consider the estimated amount and timing of distributions in respect of GUC Trust Units. Such estimates may change in the near term, and such change may be material.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Prior to execution of the letter agreement with the Administrative Agent described above, such reserves were increased for expected increases in Avoidance Action Defense Costs for which there was a reasonable basis for estimation and that were expected to exceed the recorded reserves. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. While not expected, if, collectively, the actual amounts of Residual Wind-Down Claims allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

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

As of June 30, 2019, such remaining liquidation period is estimated to extend, at a minimum, through January 2022 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). Because of uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond January 2022. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2019, along with net operating loss carryovers generated through March 31, 2019, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. As of June 30, 2019, there are no known items which would result in a significant accrual for uncertain tax positions. On June 28, 2019, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2019 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2019 has been selected for examination.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of June 30, 2019, there were 31,855,504 GUC Trust Units outstanding or issuable and $31.9 billion of Allowed General Unsecured Claims.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended June 30, 2019, net assets in liquidation decreased by approximately $11.7 million, from approximately $494.5 million to approximately $482.8 million, principally as a result of a net reversal of accrued investment income of $15.7 million, partly offset by reductions of $4.0 million in the reserves for expected costs of liquidation. As described in Note 3 (“Net Assets in Liquidation”) to the financial statements, the net reversal of accrued investment income is primarily associated with a reduction in accrued investment income resulting from a change in forecasted cash outflows with respect to the expected date to make distributions in respect of GUC Trust Units during the quarter ended June 30, 2019. Such change resulted from a shortening in the expected date to make such distributions. As described in “Liquidation and Administrative Costs” below, the decrease in the reserves for expected costs of liquidation of $4.0 million is primarily associated with a reduction in the estimated length of the remaining liquidation period.

There was no income tax provision or benefit during the three months ended June 30, 2019, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

As of June 30, 2019, the GUC Trust had approximately $31.0 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $37.5 million in reserves as of March 31, 2019. The following table summarizes in greater detail the changes in such reserves during the three months ended June 30, 2019:

	Three months ended June 30, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2019	$23,379	$13,996	$110	$37,485
Less reductions in reserves	(2,855)	(1,158)	—	(4,013)
Less liquidation costs incurred:
Trust professionals	(650)	(612)	—	(1,262)
Trust governance	(621)	(450)	(8)	(1,079)
Other administrative expenses	(32)	(62)	—	(94)

Balance, June 30, 2019	$19,221	$11,714	$102	$31,037

Reserves for expected costs of liquidation were reduced by approximately $4.0 million during the three months ended June 30, 2019, in order to reflect decreases in expected Wind-Down Costs of $2.8 million and expected Reporting Costs of $1.2 million. The decreases in expected Wind-Down Costs and Reporting Costs during the three months ended June 30, 2019 are primarily associated with a reduction in the estimated length of the remaining liquidation period. In comparison, reserves were reduced by approximately $4.5 million during the three months ended June 30, 2018, in order to reflect decreases in expected Wind-Down Costs of $2.4 million and expected Reporting Costs of $2.1 million. The decreases in expected Wind-Down Costs and expected Reporting Costs were primarily associated with a reduction in the estimated length of the remaining liquidation period.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three months ended June 30, 2019. Trust professional costs incurred during the three months ended June 30, 2019 were approximately $1.3 million, as compared to approximately $1.9 million for the three months ended June 30, 2018. The decrease of $0.6 million from three-month period to period is due to a decrease in Wind-Down Costs charged to the reserve. Trust Governance Costs incurred were approximately $1.1 million during the three months ended June 30, 2019, as compared to approximately $1.3 million for the three months ended June 30, 2018. The decrease of $0.2 million from three-month period to period is due to a decrease in Wind-Down Costs charged to the reserve. Other administrative costs during the three months ended June 30, 2019 were approximately $94,000, as compared to approximately $95,000 for the three months ended June 30, 2018. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of June 30, 2019, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of June 30, 2019. In particular, as of June 30, 2019, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend, at a minimum, through January 2022, which date is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). Because of uncertainties associated with resolution of the General Motors vehicle recall litigation, a reasonable basis for estimation with respect to certain outcomes does not exist. As a result, the GUC Trust’s estimate of the remaining period of time for resolution represents the minimum remaining length of time estimated to be likely for resolution of the litigation. In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This minimum end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Additionally, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of the minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond January 2022.

In addition, as described in Part II, Item 1 (“Legal Proceedings”), noticing costs of up to $13.72 million will be paid under the Revised Settlement Agreement if approved by the Bankruptcy Court. At this time, a reasonable basis for estimation does not exist as to whether such noticing costs will be incurred. Accordingly, as of June 30, 2019, no accrual for such potential noticing costs has been recorded. Also, certain holders of a majority of GUC Trust Units have asserted a claim for reimbursement of legal fees of approximately $10.0 million incurred in connection with monitoring the actions of the GUC Trust. At this time, a reasonable basis for estimation does not exist as to whether any such reimbursement will be made. Accordingly, as of June 30, 2019, no accrual for such claim has been recorded.

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

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed General Unsecured Claims and remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended June 30, 2019:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, March 31, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	—	—	—

Total, June 30, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275

(1)

Remaining Disputed General Unsecured Claims represent a general claim contingency for any future disputed claims or other obligations of the GUC Trust. The GUC Trust has set aside from distribution an aggregate of $14.8 million for this general claim contingency (i.e., $296 in Distributable Cash per $1,000 of Allowed General Unsecured Claims, as provided in the Plan). Subsequent to June 30, 2019, the GUC Trust released such general claim contingency.

(2)	Maximum Amount of Unresolved Claims represents the sum of remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(3)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As described above in Functions and Responsibilities of the GUC Trust—Term Loan Avoidance Action” and in Part II, Item 1 (“Legal Proceedings”) below, the parties to the Term Loan Avoidance Action executed a settlement agreement providing for recoveries to the Avoidance Action Trust of approximately $231.0 million, among other provisions. Such settlement agreement was approved by the Bankruptcy Court and recoveries of approximately $231.0 million were received by the Avoidance Action Trust on July 1, 2019. As a result, on July 1, 2019, Resolved Term Loan Avoidance Action arose in a corresponding amount and the holders became entitled to receive distributions from the GUC Trust aggregating approximately $68.5 million. Such Resolved Term Loan Avoidance Action Claims and distributions payable were recorded subsequent to June 30, 2019 when such claims were allowed.

As described in Part II, Item 1 (“Legal Proceedings”), during December 2016, certain plaintiffs filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional general unsecured claims could arise. Also as described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has executed the Revised Settlement Agreement with such plaintiffs. If approved by the Bankruptcy Court, the Revised Settlement Agreement would provide for the payment of noticing costs of up to $13.72 million. No further payments by the GUC Trust under the Revised Settlement Agreement would be required.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of June 30, 2019 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(246,223)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(47,984)

Holdings as of June 30, 2019	—	—	—	472,070

Less: Distributions payable as of June 30, 2019 (2)				(1,785)
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(12,368)

Distributable Assets as of June 30, 2019 (3)				$457,917

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

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on July 30, 2019. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of June 30, 2019. Because of the aforementioned settlement of the Term Loan Avoidance Action and the subsequent allowance of Term Loan Avoidance Action Claims aggregating $231.0 million on July 1, 2019, the set aside for potential distribution with respect to Term Loan Avoidance Action Claims was reduced by approximately $1,263.8 million subsequent to June 30, 2019. In addition, subsequent to June 30, 2019, the GUC Trust released its general claim contingency that comprised the remaining Disputed General Unsecured Claims of $50.0 million. Accordingly, subsequent to June 30, 2019, additional Distributable Cash and associated Dividend Cash became available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of June 30, 2019, there were approximately $31,855 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $246.2 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of June 30, 2019, $1.8 million of Distributable Cash.

As described in “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” above, the GUC Trust has filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $13.72 million for noticing costs under the Revised Settlement Agreement. Reference is made to Part II, Item 1 (“Legal Proceedings”) for further information regarding such motion.

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

As of June 30, 2019, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $457.9 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. As of June 30, 2019, such Distributable Cash has been set aside for potential distribution in respect of remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. As a result of the aforementioned settlement of the Term Loan Avoidance Action and the subsequent allowance of Term Loan Avoidance Action Claims aggregating $231.0 million on July 1, 2019, the set aside for potential distribution with respect to Term Loan Avoidance Action Claims was reduced by approximately $1,263.8 million subsequent to June 30, 2019. In addition, subsequent to June 30, 2019, the GUC Trust released its general claim contingency that comprised the remaining Disputed General Unsecured Claims of $50.0 million. Accordingly, subsequent to June 30, 2019, additional Distributable Cash and associated Dividend Cash became available for distribution to holders of GUC Trust Units in future periods. As described in Note 4 (“Liquidating Distributions”) to the financial statements, the GUC Trust expects to record distributions payable in respect of GUC Trust Units aggregating $320.9 million in the three months ending September 30, 2019. See Part II, Item 1 (“Legal Proceedings”) for a description of proceedings with respect to payment of such distribution.

Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities in July and August 2015, New GM Securities were set aside to fund projected liquidation and administrative costs and potential income tax liabilities as described below.

Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash (including Dividend Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Under the current methodology, the amount to be set aside is equal to the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes). Beginning in the current quarter, such estimates of unfunded projected liquidation and administrative costs reflect projected costs over a longer estimated remaining life of the GUC Trust associated with resolution of the GM product recall litigation described in Part II, Item 1 (“Legal Proceedings”) than in previous quarters. Such longer estimated remaining life of the GUC Trust for purposes of the set aside calculations assumes that such litigation will not be resolved for an extended period of time resulting in an extension in the estimated remaining life of the Trust (for set aside purposes) through April 2026.

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

For the quarter ended June 30, 2019, as a result of the standard quarterly reevaluations described above and including an extension in the estimated remaining life of the GUC Trust for set aside purposes described above, the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) was increased by $55.3 million to $80.9 million. Such increase was primarily related to the extension in the estimated remaining life of the GUC Trust for set aside purposes described above. However, due to limitations on the amount of Distributable Cash available to be set aside for such purposes, the amount set aside was reduced to $12.4 million. Accordingly, as of June 30, 2019, the GUC Trust had set aside from distribution Distributable Cash of $12.4 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Because of a fixed amount of Distributable Cash administered by the GUC Trust, as well as the requirement to also set aside a sufficient amount of Distributable Cash to satisfy all potential Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims), the amount of Distributable Cash available to be set aside to fund projected liquidation costs and other potential obligations is subject to inherent limitations. As a result of the aforementioned settlement of Term Loan Avoidance Action Claims and their subsequent allowance as Resolved Term Loan Avoidance Action Claims on July 1, 2019, the set aside for potential distribution with respect to Term Loan Avoidance Action Claims was reduced by approximately $1,263.8 million subsequent to June 30, 2019. In addition, as described above, subsequent to June 30, 2019, the GUC Trust released its general claim contingency that comprised the remaining Disputed General Unsecured Claims of $50.0 million. Accordingly, subsequent to June 30, 2019, such limitation on the set aside existing as of June 30, 2019 will no longer exist and it is expected that the set aside will be increased subsequent to June 30, 2019 to fully fund the future liquidation and administrative costs projected as of June 30, 2019.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2018 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2018 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from the receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, beginning with the quarter ended September 30, 2016 and as of June 30, 2019, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

It is the view of the GUC Trust Administrator, after consultation with the GUC Trust Monitor and other professionals retained by the GUC Trust, that the calculation methodologies described above, on the basis of which Distributable Cash (including Dividend Cash) is set aside from distribution, generally estimate the projected liquidation and administrative costs and potential liabilities of the GUC Trust on a conservative basis. In addition, while there is an insufficiency in the amount of the set aside as of June 30, 2019 as a result of the limitation described above, such limitation associated with Term Loan Avoidance Action Claims and Disputed General Unsecured Claims will no longer exist subsequent to June 30, 2019 as described above. Accordingly, it is expected that the set aside will be increased subsequent to June 30, 2019 to fully fund the future liquidation and administrative costs projected as of June 30, 2019. However, there can be no assurance that the amount of Distributable Cash set aside will be sufficient to fund such costs and liabilities as they are actually incurred. In addition, there can be no assurance that, as a result of future evaluations, additional Distributable Cash will not need to be set aside or appropriated to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of changes in the GUC Trust’s estimates of projected costs and potential liabilities. See “Liquidity and Capital Resources” below.

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the three months ended June 30, 2019:

Trust Units
Outstanding or issuable as of March 31, 2019	31,855,504
Issued during the period	—
Less: Issuable as of beginning of period	—
Add: Issuable as of end of period (1)	—

Outstanding or issuable as of June 30, 2019 (2) (3)	31,855,504

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
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

During the three months ended June 30, 2019, the GUC Trust’s holdings of cash and cash equivalents increased slightly from the prior quarter end with the balance remaining at approximately $1.8 million. Interest income received on marketable securities of $3.1 million was offset by cash paid for liquidation and administrative costs of $3.0 million and investments in marketable securities in excess of cash from the sale of marketable securities of $0.1 million.

During the three months ended June 30, 2019, the funds invested by the GUC Trust in marketable securities increased approximately $0.1 million, from approximately $503.2 million to approximately $503.3 million. The GUC Trust earned on the accrual basis approximately $3.0 million in interest income on such investments during the period.

As of June 30, 2019, the GUC Trust held approximately $505.2 million in cash and cash equivalents and marketable securities. Of such amount, approximately $472.1 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of June 30, 2019, is approximately $13.1 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of June 30, 2019, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $1.8 million for liquidating distributions payable as of that date, and (b) $12.4 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $33.1 million in cash and cash equivalents and marketable securities as of June 30, 2019, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $1.5 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.2 million of the remaining Administrative Fund and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $31.6 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

There is no assurance that additional amounts of Distributable Cash will not be required to be set aside from distribution and appropriated to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside and expects to set aside subsequent to June 30, 2019 to fund the set aside deficiency as of June 30, 2019 described in “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” above. Any appropriation of Distributable Cash that occurs to fund such obligations will result in a lesser amount of Distributable Cash available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims and Costs” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and appropriate additional amounts of Distributable Cash in order to fund such shortfall.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the Bankruptcy Court’s ruling on the Revised Settlement Agreement (as defined below), if the Revised Settlement Agreement is not approved, the ultimate outcome of the Late Claims Motions (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. These forward-looking statements should therefore be considered in light of various important factors, including those set forth in the GUC Trust’s Annual Report on Form 10-K for the year ended March 31, 2019 and those set forth in this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

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

“DIP Lenders” means the United States Department of Treasury and the Governments of Canada and Ontario, through Export Development Canada.

“Disputed General Unsecured Claims” means the general unsecured claims against the Debtors that are disputed as of the Effective Date and does not include any Term Loan Avoidance Action Claims.

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

“TLAA Settlement Agreement” means that certain settlement agreement, dated as of April 10, 2019, by and among the Avoidance Action Trust, the GUC Trust, the defendants to the Term Loan Avoidance Action and Simpson Thacher & Bartlett LLP.

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

Term Loan Avoidance Action

On July 31, 2009, the Committee, on behalf of the Debtors, commenced the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action sought the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders (the “Secured Lenders”) pursuant to the terms of the order approving the DIP Credit Agreement on the theory that the prepetition filing of a particular UCC-3 termination statement had the effect of rendering such Secured Lenders’ previously perfected security interest in certain assets of the Debtors unperfected on the date of the Debtors’ bankruptcy filings.

On the Dissolution Date, the right to prosecute the Term Loan Avoidance Action was transferred to the Avoidance Action Trust. The Avoidance Action Trust was established under the Plan separate from the GUC Trust. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action was a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. After years of litigation on such issue, on August 24, 2016, the Approval Order was entered by the Bankruptcy Court, pursuant to which, after the repayment by the Avoidance Action Trust of certain cash advances, any distributable proceeds were to be allocated and paid as follows: 70% to holders of Allowed General Unsecured Claims and 30% to the DIP Lenders. The Approval Order was affirmed by a Judgment of the District Court for the Southern District of New York on September 6, 2017. Beneficial interests in the Avoidance Action Trust remain with the DIP Lenders and the holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. Any judgment obtained by the Avoidance Action Trust Administrator against the defendants in the Term Loan Avoidance Action causes the allowance of Term Loan Avoidance Action Claims in the amount actually collected from such defendants and in the name of such defendants. A holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim will have its recovery diluted through the allowance of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

As previously disclosed by the GUC Trust, including most recently in its Annual Report on Form 10-K filed on June 4, 2019, the Avoidance Action Trust, the GUC Trust, the defendants to the Term Loan Avoidance Action and Simpson Thacher & Bartlett LLP entered into the TLAA Settlement Agreement to resolve the Term Loan Avoidance Action. As previously disclosed in a Current Report on Form 8-K filed on June 17, 2019, the Bankruptcy Court approved the TLAA Settlement Agreement on June 13, 2019.

The TLAA Settlement Agreement provides for (among other things): (i) a payment on behalf of the Secured Lenders to the Avoidance Action Trust of approximately $231.0 million (the “TLAA Settlement Payment”), (ii) filing by the Avoidance Action Trust of orders of dismissal with the applicable courts dismissing the claims of the Avoidance Action Trust with prejudice, and (iii) releases of claims related to the Term Loan Avoidance Action by the parties to the TLAA Settlement Agreement and certain other persons. An amount corresponding to the amount of the TLAA Settlement Payment is being asserted as a general unsecured claim against the GUC Trust, pursuant to the terms of the TLAA Settlement Agreement and the GUC Trust Agreement, and Section 502(h) of the Bankruptcy Code. Pursuant to the TLAA Settlement Agreement, immediately upon the Avoidance Action Trust’s receipt of the TLAA Settlement Payment from or on behalf of the Secured Lenders, the Secured Lenders became entitled to payments totaling approximately $68.5 million from the GUC Trust in respect of such general unsecured claims; such payments will be made in accordance with the terms of the TLAA Settlement Agreement and the GUC Trust Agreement and are subject to the GUC Trust’s receipt of certain information from the Secured Lenders holding claims under Section 502(h) of the Bankruptcy Code.

The TLAA Settlement Payment was made on July 1, 2019. Thus an Allowed Unsecured Claim in the amount of approximately $68.5 million arose on July 1, 2019. On July 8, 2019, the Avoidance Action Trust filed a motion seeking approval of its distribution plan in order to distribute the proceeds of the TLAA Settlement Payment. New GM and the Economic Loss Plaintiffs have objected to the distribution of any TLAA Settlement Payment, inter alia, until after the resolution of the Revised Settlement Agreement. As of August 5, 2019, a hearing on this motion and the corresponding objections is scheduled for August 12, 2019.

On July 23, 2019, the GUC Trust Administrator filed two motions. First, the GUC Trust Administrator sought approval from the Bankruptcy Court to make an expedited distribution to holders of 502(h) claims resulting from the TLAA Settlement Payment so that 502(h) claimholders could receive their distributions prior to the end of the quarter as set forth in the GUC Trust Agreement. Second, the GUC Trust filed a motion seeking authority to make an expedited distribution of Excess GUC Trust Distributable Assets. New GM and the Economic Loss Plaintiffs have objected to both of these motions on grounds similar to those stated in the opposition to the Avoidance Action Trust motion described above. As of August 5, 2019, a hearing on both of these motions is scheduled for August 12, 2019.

The foregoing description of the TLAA Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

In its quarterly report on Form 10-Q filed August 1, 2019, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

On June 1, 2015, the Bankruptcy Court issued a judgment, or the Threshold Issues Judgment, which clarifies the terms of the previously-issued Threshold Issues Decision and distills the Bankruptcy Court’s holdings in the Threshold Issues Decision into a binding order. The Threshold Issues Judgment provides, in pertinent part, that:

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

(iv) The Plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions may seek authorization to file late claims in bankruptcy against Old GM but such claims against the GUC Trust are equitably moot, and thus the assets of the GUC Trust cannot be utilized to satisfy any claims that may be filed by plaintiffs in the Ignition Switch Economic Loss Actions and Ignition Switch Personal Injury Actions after the date of entry of the Threshold Issues Judgment (the “Equitable Mootness Finding”); and

(v) Pursuant to section 502(j) of the Bankruptcy Code, assets of the GUC Trust may be used to satisfy previously allowed or disallowed claims that are reconsidered for cause. Hence, any person who holds a previously allowed or disallowed claim may seek to have that claim reconsidered by the Bankruptcy Court, and in the event that any such claimant prevails in an application for reconsideration, the resulting additional allowed claims could dilute the recoveries of holders of GUC Trust Units.

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. Certain plaintiffs appealed the Threshold Issues Decision and Threshold Issues Judgment and on July 13, 2016, the Second Circuit held, in pertinent part, that plaintiffs in the Ignition Switch Personal Injury Actions involved in pre-closing accidents, or the Ignition Switch Pre-Closing Accident Plaintiffs, and plaintiffs in the Ignition Switch Economic Loss Actions who acquired their vehicles pre-closing were entitled to, but did not receive, direct-mail notice of the Sale because Old GM “knew or reasonably should have known about the ignition switch defect prior to bankruptcy.” The Second Circuit also noted that it could not say with fair assurance that the outcome of the Sale would have been the same had Old GM given plaintiffs adequate notice of the ignition switch defect and the Sale, and these plaintiffs voiced their objections to those provisions of the Sale Order barring their claims against New GM. Accordingly, the Second Circuit ruled that enforcing the Sale Order against the Ignition Switch Pre-Closing Accident Plaintiffs and the Ignition Switch Economic Loss Plaintiffs would violate their procedural due process rights in these circumstances, and therefore, they cannot be bound by the terms of the Sale Order. As a result, the court held that those plaintiffs are not enjoined from pursuing claims against New GM.

The Second Circuit further held that the Bankruptcy Court’s Equitable Mootness Finding was purely advisory as it determined the Bankruptcy Court lacked subject matter jurisdiction. The Second Circuit did not, however, express any opinion as to the merits of whether claims against the GUC Trust would be equitably moot if brought against the GUC Trust.

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

The effectiveness of the Forbearance Agreement was subject to, among other things, Bankruptcy Court approval and was scheduled to terminate automatically on December 29, 2017 if the Bankruptcy Court had not approved it by that date. New GM and the GUC Trust extended the automatic termination date to February 28, 2018 and the Forbearance Agreement terminated automatically on that date.

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

On January 18, 2018, the Bankruptcy Court entered the Enforcement Decision, denying the motion of the plaintiffs to enforce the Proposed Plaintiff Settlement. In denying that motion, the Bankruptcy Court found that the unexecuted Proposed Plaintiff Settlement was not enforceable because it contained an unambiguous provision that it would not become enforceable until executed. In so holding, however, the Bankruptcy Court also made certain negative findings of fact with respect to the GUC Trust, which findings the GUC Trust disputes. After due deliberation, the GUC Trust determined that it would not seek to appeal such findings. A copy of the Enforcement Decision was filed as an exhibit to the GUC Trust’s Current Report on Form 8-K filed with the SEC on January 24, 2018.

As previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on April 25, 2018, the GUC Trust entered into the Settlement Agreement with certain plaintiffs to settle the Late Claims Motions and various related issues, which was subject to Bankruptcy Court approval. The Settlement Agreement filed for approval with the Bankruptcy Court provided for the following: (a) upon entry of a Bankruptcy Court order approving procedures for notifying plaintiffs of the proposed settlement, the GUC Trust will pay the reasonable costs and expenses of providing such notice, up to a maximum of $6.0 million; (b) upon entry of a Bankruptcy Court order approving the settlement documented in the Settlement Agreement, the GUC Trust would pay the Settlement Payment of $15.0 million to a fund for the benefit of certain plaintiffs; (c) concurrently with the Settlement Payment, all plaintiffs would be deemed to irrevocably waive and release all present and future claims against the GUC Trust related to the issues underlying the Late Claims Motions; (d) the GUC Trust would seek entry of an order estimating the amount of plaintiffs’ claims, which may, depending on the amount of the Bankruptcy Court’s estimate, trigger the obligation of New GM to issue Additional Shares; (e) any and all Additional Shares issued as a result of the entry of a claims estimation order would be placed in a fund for the exclusive benefit of certain plaintiffs; and (f) concurrently with the making of the Settlement Payment, all holders of beneficial interest in the GUC Trust, as well as the defendants in the Term Loan Avoidance Action, would be deemed to irrevocably waive and release any and all rights to the Additional Shares.

As previously disclosed, including most recently on the GUC Trust’s Annual Report on Form 10-K filed June 4, 2019, on May 22, 2018, the GUC Trust entered into an amended version of the Settlement Agreement intended to clarify the intent of certain provisions of the Settlement Agreement. The amendments were intended to clarify that the Bankruptcy Court’s estimation of the plaintiffs’ claims against the GUC Trust, while subject to appeal, would not afford the plaintiffs the ability to seek jury trials to determine the amount of individual claims for distribution purposes. The amendments were intended to further clarify that, if the Settlement Agreement were to be approved, the plaintiffs would be subject to a complete and irrevocable waiver and release in regards to any claims against the GUC Trust or the GUC Trust Assets (as defined in the Settlement Agreement) upon payment of the Settlement Payment. Lastly, the amendments were intended to clarify that the plaintiffs would also waive jury trial rights in regards to the determination of the amount of individual claims that are estimated for allowance purposes.

At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. As previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on September 25, 2018, the Bankruptcy Court issued the Memorandum Opinion and Order Concluding that the Signatory Plaintiffs and the GUC Trust Must Satisfy Civil Rule 23 for the Proposed Settlement to be Approved and Denying Three Pending Motions Without Prejudice [Docket No. 14374] (the “Rule 23 Decision”). The Rule 23 Decision concluded that a Rule 2023 class certification of the economic loss claimants is required before the Bankruptcy Court can approve the Settlement Agreement, which Settlement Agreement contemplated resolution and estimation of the claims of millions of economic loss plaintiffs. The Bankruptcy Court also noted that while “[t]he Proposed Settlement makes a lot of sense, ending years of uncertainty and litigation and providing Claimants with the possibility of recovery . . . approval of the Proposed Settlement first requires Rule 23 class certification for settlement purposes.” In the absence of class certifications, the Bankruptcy Court found that each economic loss plaintiff would be required to individually file his or her own claim.

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

After resumption of settlement negotiations between the GUC Trust and the Signatory Plaintiffs, as previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on February 1, 2019, the GUC Trust entered into the Revised Settlement Agreement. Also on February 1, 2019, the GUC Trust Administrator filed the Motion of Motors Liquidation Company GUC Trust to Approve (I) the GUC Trust Administrator’s Actions (II) the Settlement Agreement by and Among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363, and 1142 and Bankruptcy Rules 3002, 9014 and 9019 and (III) Authorize the Reallocation of GUC Trust Assets [Docket No. 14409] (the “Settlement Approval Motion”) with the Bankruptcy Court seeking (i) court approval of actions to be undertaken by the GUC Trust Administrator under the terms of a proposed settlement between and among the GUC Trust Administrator, certain Ignition Switch Plaintiffs, certain Non-Ignition Switch Plaintiffs and certain Pre-Closing Accident Plaintiffs (as those terms are defined in the Settlement Approval Motion) and (ii) authorization to, among other things, reallocate and use up to $13.72 million in GUC Trust Distributable Assets for the purposes of funding notice costs contemplated by the Revised Settlement Agreement. The Revised Settlement Agreement also contemplates that within three (3) business days of entry of the Final Approval Order (as defined therein), the GUC Trust shall file a motion to estimate the aggregate allowed General Unsecured Claims of Economic Loss Plaintiffs and certain Pre-Closing Accident Plaintiffs against Sellers and/or the GUC Trust pursuant to Bankruptcy Code Section 502(c), Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA and the Side Letter. The Bankruptcy Court has not yet scheduled oral argument on the Settlement Approval Motion.

Key terms of the Revised Settlement Agreement filed with the Bankruptcy Court for approval include: (1) the GUC Trust has agreed to pay the reasonable cost and expense of notice of the settlement in an amount not to exceed $13.72 million; (2) the Economic Loss Plaintiffs shall prepare and file a motion seeking certification of the Economic Loss Class pursuant to Rule 23 on a preliminary and final basis, form and manner of notice, and appointment of class representatives and class counsel for Rule 23(a) and (g) settlement certification purposes; (3) the settlement set forth in the Revised Settlement Agreement shall become effective on the date that the Final Approval Order is entered (the “Settlement Effective Date”); (4) upon the Settlement Effective Date, the plaintiffs shall be deemed to irrevocably waive and release all claims against the GUC Trust, including a release of any rights to prior distributions of or current GUC Trust Assets and any rights to distributions by the Avoidance Action Trust, and waive jury trial rights with regard to fixing the amount of individual claims that are estimated for allowance purposes and entitlement to any value from the Adjustment Shares; and (5) subject to the entry of the Final Approval Order and within three (3) business days after its entry, the GUC Trust will seek the entry of a claims estimate order that: (i) estimates the aggregate allowed General Unsecured Claims of Plaintiffs against Sellers and/or the GUC Trust pursuant to Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of

the MSPA, and the Side Letter, in an amount that, as of the date of the estimation order, could equal or exceed $10 billion, thus triggering the issuance of the maximum amount of the Adjustment Shares; and (ii) directs that, subject to Section 7 of the Revised Settlement Agreement, any such Adjustment Shares issued as a result of an Estimation Order, or the value of such Adjustment Shares, be promptly delivered by New GM to a trust, fund or other vehicle established and designated by the Signatory Plaintiffs for the exclusive benefit of the plaintiffs.

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

New GM timely filed opposition to the Settlement Approval Motion and the Rule 23 Motion, and the moving parties each timely filed a reply in further support. Both motions are fully briefed and remain pending. As of August 5, 2019, no oral argument is scheduled.

On February 22, 2019, New GM filed a Motion Pursuant to Section 105(a) of the Bankruptcy Code to (A) Stay Proceedings Relating to the Proposed Settlement and (B) Grant Related Relief [ECF No. 14431] in the Bankruptcy Court (the “Stay Motion”) and a Motion to Withdraw the Reference of the Economic Loss Plaintiffs’ Rule 23 Motion in the MDL (the “Withdrawal Motion”). The GUC Trust, among other parties, timely filed opposition to the Stay Motion and the Withdrawal Motion. Both motions are fully briefed and remain pending. As of August 5, 2019, no oral argument is scheduled.

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

In addition, on January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust timely objected to the Trailblazer Late Claim Motion. The Bankruptcy Court heard oral argument on May 23, 2019. On May 28, 2019, the Bankruptcy Court issued the Memorandum Opinion and Order Denying Motion to Permit Filing of Late Claim [ECF No. 14516] denying the Trailblazer Late Claim Motion. The Elliotts have appealed and that appeal remains pending.

Other than the foregoing, during the quarter ended June 30, 2019, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the SEC.

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

In its Quarterly Report on Form 10-Q filed August 1, 2019, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions). Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions, and the Personal Injury Actions, see “General Motors Product Recalls” in Part II, Item 1 (“Legal Proceedings”) below.

As previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on April 25, 2018, the GUC Trust entered into the Settlement Agreement with certain plaintiffs to settle the Late Claims Motions and various related issues, which was subject to Bankruptcy Court approval. The Settlement Agreement filed for approval with the Bankruptcy Court provided for the following: (a) upon entry of a Bankruptcy Court order approving procedures for notifying plaintiffs of the proposed settlement, the GUC Trust will pay the reasonable costs and expenses of providing such notice, up to a maximum of $6.0 million; (b) upon entry of a Bankruptcy Court order approving the settlement documented in the Settlement Agreement, the GUC Trust would pay the Settlement Payment of $15.0 million to a fund for the benefit of certain plaintiffs; (c) concurrently with the Settlement Payment, all plaintiffs would be deemed to irrevocably waive and release all present and future claims against the GUC Trust related to the issues underlying the Late Claims Motions; (d) the GUC Trust would seek entry of an order estimating the amount of plaintiffs’ claims, which may, depending on the amount of the Bankruptcy Court’s estimate, trigger the obligation of New GM to issue Additional Shares; (e) any and all Additional Shares issued as a result of the entry of a claims estimation order would be placed in a fund for the exclusive benefit of certain plaintiffs; and (f) concurrently with the making of the Settlement Payment, all holders of beneficial interest in the GUC Trust, as well as the defendants in the Term Loan Avoidance Action, would be deemed to irrevocably waive and release any and all rights to the Additional Shares.

As previously disclosed, including most recently on the GUC Trust’s Annual Report on Form 10-K filed June 4, 2019 on May 22, 2018, the GUC Trust entered into an amended version of the Settlement Agreement intended to clarify the intent of certain provisions of the Settlement Agreement. The amendments were intended to clarify that the Bankruptcy Court’s estimation of the plaintiffs’ claims against the GUC Trust, while subject to appeal, would not afford the plaintiffs the ability to seek jury trials to determine the amount of individual claims for distribution purposes. The amendments were intended to further clarify that, if the Settlement Agreement were to be approved, the plaintiffs would be subject to a complete and irrevocable waiver and release in regards to any claims against the GUC Trust or the GUC Trust Assets (as defined in the Settlement Agreement) upon payment of the Settlement Payment. Lastly, the amendments were intended to clarify that the plaintiffs would also waive jury trial rights in regards to the determination of the amount of individual claims that are estimated for allowance purposes.

At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. As previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on September 25, 2018, the Bankruptcy Court issued the Memorandum Opinion and Order Concluding that the Signatory Plaintiffs and the GUC Trust Must Satisfy Civil Rule 23 for the Proposed Settlement to be Approved and Denying Three Pending Motions Without Prejudice [Docket No. 14374] (the “Rule 23 Decision”). The Rule 23 Decision concluded that a Rule 2023 class certification of the economic loss claimants is required before the Bankruptcy Court can approve the Settlement Agreement, which Settlement Agreement contemplated resolution and estimation of the claims of millions of economic loss plaintiffs. The

Bankruptcy Court also noted that while “[t]he Proposed Settlement makes a lot of sense, ending years of uncertainty and litigation and providing Claimants with the possibility of recovery . .. . approval of the Proposed Settlement first requires Rule 23 class certification for settlement purposes.” In the absence of class certifications, the Bankruptcy Court found that each economic loss plaintiff would be required to individually file his or her own claim.

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

After resumption of settlement negotiations between the GUC Trust and the Signatory Plaintiffs, as previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on February 1, 2019, the GUC Trust entered into the Revised Settlement Agreement. Also on February 1, 2019, the GUC Trust Administrator filed the Motion of Motors Liquidation Company GUC Trust to Approve (I) the GUC Trust Administrator’s Actions (II) the Settlement Agreement by and Among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363, and 1142 and Bankruptcy Rules 3002, 9014 and 9019 and (III) Authorize the Reallocation of GUC Trust Assets [Docket No. 14409] (the “Settlement Approval Motion”) with the Bankruptcy Court seeking (i) court approval of actions to be undertaken by the GUC Trust Administrator under the terms of a proposed settlement between and among the GUC Trust Administrator, certain Ignition Switch Plaintiffs, certain Non-Ignition Switch Plaintiffs and certain Pre-Closing Accident Plaintiffs (as those terms are defined in the Settlement Approval Motion) and (ii) authorization to, among other things, reallocate and use up to $13.72 million in GUC Trust Distributable Assets for the purposes of funding notice costs contemplated by the Revised Settlement Agreement. The Revised Settlement Agreement also contemplates that within three (3) business days of entry of the Final Approval Order (as defined therein), the GUC Trust shall file a motion to estimate the aggregate allowed General Unsecured Claims of Economic Loss Plaintiffs and certain Pre-Closing Accident Plaintiffs against Sellers and/or the GUC Trust pursuant to Bankruptcy Code Section 502(c), Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA and the Side Letter. The Bankruptcy Court has not yet scheduled oral argument on the Settlement Approval Motion.

Key terms of the Revised Settlement Agreement filed with the Bankruptcy Court for approval include: (1) the GUC Trust has agreed to pay the reasonable cost and expense of notice of the settlement in an amount not to exceed $13.72 million; (2) the Economic Loss Plaintiffs shall prepare and file a motion seeking certification of the Economic Loss Class pursuant to Rule 23 on a preliminary and final basis, form and manner of notice, and appointment of class representatives and class counsel for Rule 23(a) and (g) settlement certification purposes; (3) the settlement set forth in the Revised Settlement Agreement shall become effective on the date that the Final Approval Order is entered (the “Settlement Effective Date”); (4) upon the Settlement Effective Date, the plaintiffs shall be deemed to irrevocably waive and release all claims against the GUC Trust, including a release of any rights to prior distributions of or current GUC Trust Assets and any rights to distributions by the Avoidance Action Trust, and waive jury trial rights with regard to fixing the amount of individual claims that are estimated for allowance purposes and entitlement to any value from the Adjustment Shares; and (5) subject to the entry of the Final Approval Order and within three (3) business days after its entry, the GUC Trust will seek the entry of a claims estimate order that: (i) estimates the aggregate allowed General Unsecured Claims of Plaintiffs against Sellers and/or the GUC Trust pursuant to Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA, and the Side Letter, in an amount that, as of the date of the estimation order, could equal or exceed $10 billion, thus triggering the issuance of the maximum amount of the Adjustment Shares; and (ii) directs that, subject to Section 7 of the Revised Settlement Agreement, any such Adjustment Shares issued as a result of an Estimation Order, or the value of such Adjustment Shares, be promptly delivered by New GM to a trust, fund or other vehicle established and designated by the Signatory Plaintiffs for the exclusive benefit of the plaintiffs.

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

New GM timely filed opposition to the Settlement Approval Motion and the Rule 23 Motion, and the moving parties each timely filed a reply in further support. Both motions are fully briefed and remain pending. As of August 5, 2019, no oral argument is scheduled.

On February 22, 2019, New GM filed a Motion Pursuant to Section 105(a) of the Bankruptcy Code to (A) Stay Proceedings Relating to the Proposed Settlement and (B) Grant Related Relief [ECF No. 14431] in the Bankruptcy Court (the “Stay Motion”) and a Motion to Withdraw the Reference of the Economic Loss Plaintiffs’ Rule 23 Motion in the MDL (the “Withdrawal Motion”). The GUC Trust, among other parties, timely filed opposition to the Stay Motion and the Withdrawal Motion. Both motions are fully briefed and remain pending. As of August 5, 2019, no oral argument is scheduled.

On July 23, 2019, the GUC Trust Administrator filed two motions. First, the GUC Trust Administrator sought approval from the Bankruptcy Court to make an expedited distribution to holders of 502(h) claims resulting from the TLAA Settlement Payment so that 502(h) claimholders could receive their distributions prior to the end of the quarter as set forth in the GUC Trust Agreement. Second, the GUC Trust filed a motion seeking authority to make an expedited distribution of Excess GUC Trust Distributable Assets. New GM and the Economic Loss Plaintiffs have objected to both of these motions and requested that the Court stay any Excess GUC Trust Distributable Assets from being distributed prior to the approval or denial of the Revised Settlement Agreement. As of August 5, 2019, a hearing on both of these motions is scheduled for August 12, 2019.

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

In addition, on January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust timely objected to the Trailblazer Late Claim Motion. The Bankruptcy Court heard oral argument on May 23, 2019. On May 28, 2019, the Bankruptcy Court issued the Memorandum Opinion and Order Denying Motion to Permit Filing of Late Claim [ECF No. 14516] denying the Trailblazer Late Claim Motion. The Elliotts have appealed and that appeal remains pending.

Remaining distributions with respect to the GUC Trust Units are principally contingent on the approval of the motion to distribute Excess GUC Trust Distributable Assets for which a hearing is currently scheduled for August 12, 2019, and the results of which cannot be predicted in advance.

The amount of remaining Distributable Cash that is ultimately distributed to each GUC Trust Unit beneficiary will principally depend on the approval of the motion to distribute $320.9 million in Excess GUC Trust Distributable Assets. It is not possible to predict whether and/or when that motion will be approved. Thus, the aggregate amount of Distributable Cash that is ultimately available for distribution in respect of the GUC Trust Units is not presently determinable. For additional information about the motion to distribute Excess GUC Trust Distributable Assets, see “Legal Proceedings” above.

Other than the foregoing, there have been no material changes regarding risk factors from what was previously included in the Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 4, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Disclosure under this item is not required, pursuant to the no-action letter of the SEC to the GUC Trust dated May 23, 2012.

Item 3.	Defaults Upon Senior Securities.

Disclosure under this item is not required, pursuant to the no-action letter of the SEC to the GUC Trust dated May 23, 2012.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	TLAA Settlement Agreement (incorporated herein by reference to Exhibit 10.1 of the Motors Liquidation Company GUC Trust Current Report on Form 8-K filed May 17, 2019).

31*	Rule 13a-14(a) Certification

32**	Section 1350 Certification

101*	Interactive Data Files

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2019

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company