Form 10-Q
period 2019-09-30
Motors Liquidation Co
filed 2019-11-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2019	March 31, 2019
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$18,278	$1,825
Marketable Securities (Note 3)	434,238	503,228
Accrued Investment Income (Note 3)	17,583	31,552
Other Assets	540	665

TOTAL ASSETS	470,639	537,270
LIABILITIES
Accounts Payable and Other Liabilities	2,975	3,327
Liquidating Distributions Payable (Note 4)	343,874	1,785
Reserves for Expected Costs of Liquidation (Note 6)	59,759	37,485
Reserves for Residual Wind-Down Claims and Costs (Note 6)	169	169

TOTAL LIABILITIES	406,777	42,766

NET ASSETS IN LIQUIDATION (Note 3)	$63,862	$494,504

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net Assets in Liquidation, beginning of period	$482,764	$466,992	$494,504	$464,803
Increase (decrease) in net assets in liquidation:
Additions to reserves for Expected Costs of Liquidation (Note 6)	(31,517)	(13,053)	(27,504)	(8,579)
(Liquidating distributions) reversal of liquidating distributions (Note 4)	(394,564)	1	(394,564)	—
Interest and dividend income (net reversal of interest and dividend income) (Note 3)	7,179	12,817	(8,574)	10,533
Reversal of contingent settlement obligation (Note 3)	—	15,000	—	15,000

Net (decrease) increase in net assets in liquidation	(418,902)	14,765	(430,642)	16,954

Net Assets in Liquidation, end of period	$63,862	$481,757	$63,862	$481,757

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$5,396	$4,624
Cash paid for professional fees, governance costs and other administrative costs	(5,458)	(6,570)
Cash paid for liquidating distributions	(52,475)	(12)
Cash receipts for refunds	—	7

Net cash flows used in operating activities	(52,537)	(1,951)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(1,469,215)	(2,232,224)
Cash from maturities and sales of marketable securities	1,538,205	2,233,933

Net cash flows from investing activities	68,990	1,709

Net increase (decrease) in cash and cash equivalents	16,453	(242)
Cash and cash equivalents, beginning of period	1,825	2,563

Cash and cash equivalents, end of period	$18,278	$2,321

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

September 30, 2019

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

A GUC Trust beneficiary’s entitlement to a particular number of shares of New GM Common Stock that were liquidated (including the exercised New GM Warrants as set forth above) was converted into an entitlement to receive an amount of cash equal to the weighted average sales price (net of any applicable costs, fees, and expenses paid in respect thereof) of all of the New GM Common Stock sold, multiplied by the number of shares of New GM Common Stock to which such GUC Trust beneficiary would otherwise be entitled (including exercised New GM Warrants as set forth above). Such weighted average sales price for the GUC Trust’s holdings of New GM Common Stock that were sold subsequent to June 30, 2015 was $31.23 per share.

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

The accompanying (a) condensed statement of net assets in liquidation as of March 31, 2019, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three and six months ended September 30, 2019 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2019 included in the Annual Report on Form 10-K filed by the GUC Trust with the Securities and Exchange Commission (“SEC”) on June 4, 2019.

The preparation of condensed financial statements in conformity with U.S. GAAP requires the GUC Trust Administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and are subject to change.

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification (ASC). The GUC Trust considers the applicability and impact of all ASUs. ASUs not noted herein were assessed and determined to be not applicable. Effective July 1, 2019, the GUC Trust early adopted ASU 2018-13, which amends the disclosure requirements for Fair Value Measurement (ASC Topic 820). Such adoption did not have a significant impact on the GUC Trust’s condensed financial statements.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of September 30, 2019, there were no remaining Disputed General Unsecured Claims. During the quarter ended September 30, 2019, a remaining general claim contingency of $50 million in claim amount that was not associated with any particular claim was released as it was no longer deemed necessary. See “Allowed and Disputed Claims” in Note 3 below.

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, sought the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). As previously disclosed and as further described in Part II, Item 1 (“Legal Proceedings”), a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As of September 30, 2019, approximately $52.5 million had been distributed by the GUC Trust to such holders. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

Upon the dissolution of MLC on December 15, 2011, MLC transferred $0.5 million to the Avoidance Action Trust for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust holds a residual interest to the extent unused by the Avoidance Action Trust. As of September 30, 2019, such remaining funds held by the Avoidance Action Trust are approximately $0.4 million and are expected to be repaid to the GUC Trust by the Avoidance Action Trust subsequent to September 30, 2019. Such expected repayment is included in other assets in the accompanying Statements of Net Assets in Liquidation as of September 30, 2019 and March 31, 2019.

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

Prior to the liquidation of all of its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. When the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims, Term Loan Avoidance Action Claims and GUC Trust Units, then the dividends relating to such Distributable Cash are also distributed to such holders. When, however, Distributable Cash is appropriated in accordance with the GUC Trust

Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash are applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) are maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Quarterly Report on Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly stated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of September 30, 2019, the remaining Administrative Fund aggregated $1.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of September 30, 2019, Other Administrative Cash aggregated $31.4 million (including interest income received on marketable securities and cash equivalents). To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of September 30, 2019, Distributable Cash of $75.7 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2019. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and on investment income earned on holdings of marketable securities and cash equivalents (such taxes, “Investment Income Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution Distributable Cash in amounts that would be sufficient to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. Any Distributable Cash that is set aside for Dividend Taxes and Investment Income Taxes is included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation.” The GUC Trust Administrator may appropriate such set aside Distributable Cash to fund any such Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Any Distributable Cash that is appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the appropriation of Distributable Cash (including Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities until expended to pay any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While any set-aside or appropriated Distributable Cash (including Dividend Cash) is not available for distribution, there is no corresponding liability or reserve related to any such set-aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

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

During the quarter ended September 30, 2019, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination by the IRS, and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization (on a net basis) is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. See Note 7 and “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of

Operations”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

For additional information regarding set aside Distributable Cash, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind- Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind- Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). To the extent that the Residual Wind-Down Claims and the Residual Wind-Down Costs are less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. Also, while not expected, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

The amount of Avoidance Action Defense Costs incurred exceeded the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims arose in the amount of such excess. As a result of the Term Loan Avoidance Action settlement described above and in Part II, Item 1 (“Legal Proceedings”) and by virtue of the terms of the associated settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

As of September 30, 2019, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of September 30, 2019. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2019, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2019.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and appropriated Distributable Cash. As of September 30, 2019, GUC Trust Distributable Assets aggregated approximately $326.1 million. For additional information, see “Net Assets in Liquidation-Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of September 30, 2019, cash and cash equivalents and marketable securities aggregated $452.5 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$419,594
Other Administrative Cash	31,425
Administrative Fund	1,213
Residual Wind-Down Assets	176
Funds for Indenture Trustee / Fiscal Paying Agent Costs	108

Total	$452,516

As described in Note 4, as of September 30, 2019, the GUC Trust had accrued liquidating distributions payable aggregating $343.9 million. Such amount includes $326.1 million of distributions payable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of September 30, 2019. As described in Note 4, the GUC Trust does not currently plan on making a distribution to holders of GUC Trust Units at this time. In addition, as described in Note 2, as of September 30, 2019, the amount of Distributable Cash reflected in the table above includes $75.7 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2019. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of September 30, 2019 was $93.5 million (exclusive of distributions payable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets).

Accrued Investment Income on Marketable Securities and Cash Equivalents

As of September 30, 2019 and March 31, 2019, the GUC Trust had accrued approximately $16.3 million and $30.3 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the estimated remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields (or expected yields resulting from recent changes in the federal funds rate) on Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows consider the amount and timing of distributions in respect of GUC Trust Units. During the quarter ended September 30, 2019, such accrual was increased by approximately $4.8 million primarily due to an extension in the expected date to make distributions in respect of GUC Trust Units. During the six months ended September 30, 2019, such accrual was reduced by approximately $14.0 million primarily due to a net shortening in the expected date to make an excess distribution in respect of GUC Trust Units. Such accrual, along with receivables for investment income earned as of September 30, 2019 and March 31, 2019, is included in Accrued Investment Income in the accompanying Condensed Statements of Net Assets in Liquidation.

Potential Distributable Capital and Net Operating Loss Carryovers

As described in “Critical Accounting Policies and Estimates-Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s unused capital and net operating loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules) upon the termination of the GUC Trust. Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

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

The GUC Trust may make at its discretion quarterly liquidating distributions to holders of GUC Trust Units to the extent that (i) (a) certain previously Disputed General Unsecured Claims asserted against the Debtors’ estates or Term Loan Avoidance Action Claims are either disallowed or are otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets reserved for distribution in respect of such asserted or potential claims) or (b) certain Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) that were previously set aside from distribution are released in the manner permitted under the GUC Trust Agreement, and (ii) as a result of the foregoing, the amount of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement.

The following table presents the changes during the three months ended September 30, 2019, in the number of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable as of June 30, 2019	31,855,504
Issued during the period	230,997
Less: Issuable as of beginning of period	—
Add: Issuable as of end of period	—

Outstanding or issuable as of September 30, 2019 (1)(2)	32,086,501

(1)

The number of GUC Trust Units outstanding represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in the current or prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.

(2)

The number of GUC Trust Units outstanding or issuable as of the end of the quarter does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

Allowed and Disputed Claims

The following table presents a summary of activity with respect to Allowed General Unsecured Claims and remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended September 30, 2019:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, June 30, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275
New Allowed General Unsecured Claims	231,000	—	—	—	231,000
Disputed General Unsecured Claims resolved or disallowed	—	(50,000)	—	(50,000)	(50,000)
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(1,494,843)	(1,494,843)	(1,494,843)

Total, September 30, 2019	$32,086,432	$—	$—	$—	$32,086,432

(1)

Remaining Disputed General Unsecured Claims as of June 30, 2019 represented a general claim contingency for any future disputed claims or other obligations of the GUC Trust. During the quarter ended September 30, 2019, the GUC Trust released such general claim contingency because it was deemed no longer necessary.

(2)	Maximum Amount of Unresolved Claims represents the sum of remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(3)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As described in Note 2 above and in Part II, Item 1 (“Legal Proceedings”) below, the Term Loan Avoidance Action was settled among the parties resulting in recoveries to the Avoidance Action Trust of approximately $231.0 million on July 1, 2019. As a result, on July 1, 2019, Resolved Term Loan Avoidance Action Claims arose in a corresponding amount and the holders became entitled to receive distributions from the GUC Trust aggregating approximately $68.5 million. Such Resolved Term Loan Avoidance Action Claims and distributions payable were recorded in the quarter ended September 30, 2019 when such allowed claims arose.

As described in Part II, Item 1 (“Legal Proceedings”), during December 2016, certain plaintiffs filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional general unsecured claims could arise. As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust previously executed the Settlement Agreement with such plaintiffs that, if approved by the Bankruptcy Court, would have provided for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation of $15.0 million for the Settlement Payment. As a result of developments in the related litigation specifically related to the impact of the Rule 23 Decision described in Item 3 (“Legal Proceedings”), such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties then associated with the effectiveness of the Settlement Agreement in effect at that time. As described in Item 3 (“Legal Proceedings”), the Settlement Agreement was not approved by the Bankruptcy Court.

4. Liquidating Distributions

Liquidating distributions in the three months ended September 30, 2019 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended September 30, 2019	$52,475
Less: Liquidating distributions payable as of June 30, 2019	(1,785)
Add: Liquidating distributions payable as of September 30, 2019	343,874

Total	$394,564

Liquidating distributions in the six months ended September 30, 2019 consisted of the following:

(in thousands)	Fair Value
Distributions during the six months ended September 30, 2019	$52,475
Less: Liquidating distributions payable as of March 31, 2019	(1,785)
Add: Liquidating distributions payable as of September 30, 2019	343,874

Total	$394,564

Distributions during the three and six months ended September 30, 2019 consist of distributions to holders of Resolved Term Loan Avoidance Action Claims. As of September 30, 2019, liquidating distributions payable consists of (a) remaining distributions payable of $16.0 million to holders of Resolved Term Loan Avoidance Action Claims, (b) distributions payable of $1.8 million to holders of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which, the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and (c) distributions payable of $326.1 million to holders of GUC Trust Units. Due to the uncertainty regarding potential alleged Disputed General Unsecured Claims related to the General Motors recall litigation, and the pending Motion of Wilmington Trust Company, as GUC Trust Administrator, For An Order (A) Authorizing the Expedited Payment of Excess GUC Distributable Assets Pursuant to Section 5.4 of the GUC Trust Agreement, and (B) Approving Such Distribution as an Appropriate Exercise of the GUC Trust Administrator’s Rights, Powers, and/or Privileges Pursuant to Section 8.1(e) of the GUC Trust Agreement (the “Excess Distribution Motion”), the GUC Trust does not currently plan on making a distribution to holders of GUC Trust Units at this time.

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

Level 1-In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets and liabilities that the GUC Trust has the ability to access.

Level 2-Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3-Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of September 30, 2019 and March 31, 2019.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and March 31, 2019, and the valuation techniques used by the GUC Trust to determine those fair values.

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$497	$—	$—	$497
Marketable Securities:
U.S. Treasury bills	—	434,238	—	434,238

Total Assets	$497	$434,238	$—	$434,735

Liabilities:
Liquidating distributions payable	$343,874	$—	$—	$343,874

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34	$—	$—	$34
Marketable Securities:
U.S. Treasury bills	—	503,228	—	503,228

Total Assets	$34	$503,228	$—	$503,262

Liabilities:
Liquidating distributions payable	$1,785	$—	$—	$1,785

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•

Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value (when receivables for associated interest income earned included in accrued investment income in the accompanying Condensed Statements of Net Assets in Liquidation are combined with the carrying value of such U.S. Treasury bills).

•

Liquidating distributions payable are valued at the amount of cash that is payable by the GUC Trust to holders of Resolved Allowed Claims and to holders of GUC Trust Units after resolution of issues relating to the General Motors recall litigation and/or an order of the Bankruptcy Court.

6. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and six months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2019	$19,221	$11,714	$102	$31,037
Plus additions to reserves	23,578	7,939	—	31,517
Less liquidation costs incurred:
Trust professionals	(1,092)	(594)	—	(1,686)
Trust governance	(616)	(450)	(4)	(1,070)
Other administrative expenses	(26)	(13)	—	(39)

Balance, September 30, 2019	$41,065	$18,596	$98	$59,759

	Six months ended September 30, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2019	$23,379	$13,996	$110	$37,485
Plus net additions to reserves	20,723	6,781	—	27,504
Less liquidation costs incurred:
Trust professionals	(1,742)	(1,206)	—	(2,948)
Trust governance	(1,237)	(900)	(12)	(2,149)
Other administrative expenses	(58)	(75)	—	(133)

Balance, September 30, 2019	$41,065	$18,596	$98	$59,759

	Three months ended September 30, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2018	$20,659	$9,547	$134	$30,340
Plus additions to reserves	6,824	6,229	—	13,053
Less liquidation costs (incurred) reversed, net:
Trust professionals	90	(458)	—	(368)
Trust governance	(619)	(451)	(11)	(1,081)
Other administrative expenses	(27)	(20)	—	(47)

Balance, September 30, 2018	$26,927	$14,847	$123	$41,897

	Six months ended September 30, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2018	$25,204	$12,739	$144	$38,087
Plus net additions to reserves	4,423	4,156	—	8,579
Less liquidation costs incurred:
Trust professionals	(1,167)	(1,072)	—	(2,239)
Trust governance	(1,466)	(901)	(21)	(2,388)
Other administrative expenses	(67)	(75)	—	(142)

Balance, September 30, 2018	$26,927	$14,847	$123	$41,897

During the three months ended September 30, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $23.6 million and $7.9 million, respectively. During the six months ended September 30, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased (net of reductions in the three months ended June 30, 2019) by $20.7 million and $6.8 million, respectively. During the three months ended September 30, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $6.8 million and $6.2 million, respectively. During the six months ended September 30, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased (net of reductions in the three months ended June 30, 2018) by $4.4 million and $4.2 million, respectively. Such revisions in the estimates were recorded as increases in the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2019. Included in estimates of expected Wind-Down Costs for the three and six months ended September 30, 2019 are $10.0 million in expected reimbursements to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2019, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through October 2023, which was extended by twenty-one months during the quarter ended September 30, 2019 from a remaining liquidation period previously estimated to extend through January 2022. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2023. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

There was no activity in the reserve for Residual Wind-Down Claims and Costs for the three and six months ended September 30, 2019 and 2018. As of September 30, 2019, the balance in such reserve was approximately $0.2 million.

7. Income Taxes

There was no current tax benefit or provision for the three and six months ended September 30, 2019 and 2018, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2019 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$18,474
Net operating and capital loss carryovers	52,085

Gross deferred tax assets	70,559
Less: Valuation allowance	(64,389)

Deferred tax asset, net of valuation allowance	6,170
Deferred tax liabilities:
Accrued investment income	(6,037)
Other asset	(133)

Gross deferred tax liabilities	(6,170)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013, and thereafter, with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2019 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2019 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any Taxes on Distribution from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares.

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of capital loss carryovers of $22.6 million and $158.1 million attributable to the year ended March 31, 2013 and 2012), along with net operating loss carryovers generated through September 30, 2019, aggregating $139.1 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers (on a net basis) in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. The remaining capital loss carryovers of $1.7 million expire on March 31, 2020 and the net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.1 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $64.4 million was established as of September 30, 2019 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was increased by $5.3 million and $9.6 million from the full valuation allowance against net deferred tax assets established as of June 30, 2019 and March 31, 2019, respectively.

8. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and six months ended September 30, 2019 and 2018.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three months ended September 30, 2019 and 2018, the total amounts of such fees and commissions were approximately $62,000 and $65,000, respectively. During the six months ended September 30, 2019 and 2018, the total amounts of such fees and commissions were approximately $125,000 and $130,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its second fiscal quarter ended September 30, 2019. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2019 filed by the GUC Trust with the SEC on June 4, 2019. A glossary of defined terms used in this Quarterly Report on Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of September 30, 2019, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that would have expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that would have expired on July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

A GUC Trust beneficiary’s entitlement to a particular number of shares of New GM Common Stock that were liquidated (including the exercised New GM Warrants as set forth above) was converted into an entitlement to receive an amount of cash equal to the weighted average sales price (net of any applicable costs, fees, and expenses paid in respect thereof) of all of the New GM Common Stock sold, multiplied by the number of shares of New GM Common Stock to which such GUC Trust beneficiary would otherwise be entitled (including exercised New GM Warrants as set forth above). Such weighted average sales price for the GUC Trust’s holdings of New GM Common Stock that were sold subsequent to June 30, 2015 was $31.23 per share.

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

Prior to the aforementioned liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. When the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to such Distributable Cash are also distributed to such holders. When, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash are applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) are maintained in Other Administrative Cash (as defined below under the heading “Funding for the GUC Trust’s Liquidation and Administrative Costs”). Because such dividends are applied to the same purpose as the associated Distributable Cash, any references in this Quarterly Report on Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly stated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

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

In addition to the foregoing, the GUC Trust may make at its discretion quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets as of the end of the preceding fiscal quarter exceed certain thresholds set forth in the GUC Trust Agreement. Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the end of the periods ending each March 31, June 30, September 30 and December 31. Excess GUC Trust Distributable Assets means (i) Distributable Cash, including Dividend Cash (only if and to the extent such Distributable Cash (a) is not required for the satisfaction of new Allowed General Unsecured Claims and (b) has not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust (as described below under “Net Assets in Liquidation-Distributable Cash Set Aside from Distribution”) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

As described in “Critical Accounting Policies and Estimates-Income Taxes” below, the GUC Trust’s unused Loss Carryovers (as defined below) potentially could succeed to Claimants (as defined below pursuant to tax rules) upon the termination of the GUC Trust. Reference is made thereto for information regarding such potential distributable Loss Carryovers and the material uncertainties associated therewith.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of September 30, 2019, the remaining Administrative Fund aggregated $1.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs.

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities were set aside) in amounts sufficient to satisfy (i) current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including any U.S. federal income taxes on dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust (“Dividend Taxes”) and on investment income earned on holdings of marketable securities and cash equivalents (“Investment Income Taxes”), (ii) current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates-Reserves for Expected Costs of Liquidation” and “Critical Accounting Policies and Estimates-Income Taxes” below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including any projected Dividend Taxes and Investment Income Taxes) and potential Taxes on Distribution.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of September 30, 2019, approximately $31.4 million remained in Other Administrative Cash (including interest and dividend income received on marketable securities and cash equivalents) and was recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation.

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

The amount of Avoidance Action Defense Costs incurred exceeded the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims arose in the amount of such excess. As a result of the Term Loan Avoidance Action settlement described above and in Part II, Item 1 (“Legal Proceedings”) and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

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

As of September 30, 2019, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of September 30, 2019. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of the funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2019, funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $0.1 million were held by the GUC Trust and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2019. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2019.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on capital gains realized upon (a) the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units, (b) by sale of New GM Securities, or (c) any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for remaining net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. See “Critical Accounting Policies and Estimates-Income Taxes” below. As a result of cumulative capital losses utilizing the new tax position described below and net operating losses, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future, except potentially with respect to any Taxes on Distribution from receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2019 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2019 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any Taxes on Distributions resulting from any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above, which is not determinable or estimable at this time.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action sought the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As previously disclosed and as further described in Part II, Item 1 (“Legal Proceedings”), a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As of September 30, 2019, approximately $52.5 million had been distributed by the GUC Trust to such holders. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

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

Dividends Received on New GM Common Stock

The GUC Trust previously held New GM Securities for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units. The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above under “Functions and Responsibilities of the GUC Trust-Distributions and Distributable Assets of the GUC Trust,” pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. Dividends were received on previously held New GM Common Stock and such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. When the portion of Distributable Cash applicable to the liquidated New GM Common Stock is distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to such Distributable Cash are also distributed to such holders. When, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such appropriated Distributable Cash are applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) are maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at carrying value, which approximates fair value (when receivables for associated interest income earned included in accrued investment income in the accompanying Condensed Statement of Net Assets in Liquidation are combined with the carrying value of such securities). Estimated investment income expected to be earned on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields (or expected yields resulting from recent changes in the federal funds rate) on U.S. Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows consider the estimated amount and timing of distributions in respect of GUC Trust Units. Such estimates may change in the near term, and such change may be material.

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

As of September 30, 2019, such remaining liquidation period is estimated to extend through October 2023 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2023. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

The process of recording reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable U.S. GAAP. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential liabilities of the GUC Trust, see “Functions and Responsibilities of the GUC Trust-Funding for the GUC Trust’s Liquidation and Administrative Costs” above and “Net Assets in Liquidation-Distributable Cash Set Aside from Distribution” below.

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

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which any Distributable Cash is set aside from distribution for the purposes of funding potential income tax liabilities. Any such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and may include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential income tax liabilities of the GUC Trust, see “Net Assets in Liquidation-Distributable Cash Set Aside from Distribution” below.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2019, along with net operating loss carryovers generated through March 31, 2019, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. As of September 30, 2019, there are no known items which would result in a significant accrual for uncertain tax positions.

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

As of the quarter ended September 30, 2015, the GUC Trust had disposed of all of its capital assets. Accordingly, the GUC Trust does not expect to recognize any additional capital gains or losses going forward, except potentially with respect to any receipt and subsequent distribution or sale by the GUC Trust of Additional Shares referred to above (if the fair market value of the Additional Shares on the date of distribution or sale differs from the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. In general, capital losses may be carried forward by corporations for five years after such losses were incurred (or the Five Year Rule) and may be carried forward indefinitely by non-corporate persons. The capital loss carryovers of $158.1 million and $22.6 million attributable to the years ended March 31, 2012 and 2013, respectively, are no longer available for utilization by the GUC Trust under the Five Year Rule. Net operating losses generally may be carried forward for 20 years after such losses are incurred; although, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated in tax years beginning after December 31, 2017, may be carried over indefinitely. The net operating loss carryover attributable to the year ended March 31, 2012 was reduced by approximately $0.2 million as a result of the utilization of a portion of the carryover to offset the net taxable income recognized in the year ended March 31, 2019.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of September 30, 2019, there were 32,086,501 GUC Trust Units outstanding or issuable and $32.1 billion of Allowed General Unsecured Claims.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended September 30, 2019, net assets in liquidation decreased by approximately $418.9 million, from approximately $482.8 million to approximately $63.9 million, as a result of liquidating distributions of $394.6 million, along with increases in the reserves for expected costs of liquidation of $31.5 million, partly offset by an increase in investment income of $7.2 million, including an increase in accrued investment income of $4.8 million. During the six months ended September 30, 2019, net assets in liquidation decreased by approximately $430.6 million, from approximately $494.5 million to approximately $63.9 million, as a result of liquidating distributions of $394.6 million, along with increases in the reserves for expected costs of liquidation of $27.5 million and a net reversal of accrued investment income of $8.6 million. The liquidating distributions consist of distributions paid and distributions payable to holders of Resolved Term Loan Avoidance Action Claims and distributions payable to holders of GUC Trust Units. As described in Note 3 (“Net Assets in Liquidation”) to the financial statements, the increase in accrued investment income during the quarter ended September 30, 2019 is primarily associated with an extension in the expected date to make distributions in respect of GUC Trust Units. The net reversal of accrued investment income in the six months ended September 30, 2019 is primarily associated with a reduction in accrued investment income resulting from changes in forecasted cash outflows with respect to the expected date to make an excess distribution in respect of GUC Trust Units during the quarters ended June 30 and September 30, 2019. Such changes resulted from a net shortening in the expected date to make an excess distribution. As described in “Liquidation and Administrative Costs” below, the increase in the reserves for expected costs of liquidation of $31.5 million and $27.5 million during the three and six months ended September 30, 2019, respectively, is primarily associated with an extension (net extension for the six-month period) in the estimated length of the remaining liquidation period, along with an increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls.

There was no income tax provision or benefit during the three and six months ended September 30, 2019, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust-Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

The GUC Trust’s reserves for liquidation and administrative costs (recorded in conformity with U.S. GAAP) are allocable into the following categories:

•

reserve for expected Wind-Down Costs, corresponding to expenditures to be made out of the Administrative Fund and, following the depletion of the Administrative Fund, Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust-Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•

reserve for expected Reporting Costs, corresponding to expenditures to be made out of Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust-Funding for the GUC Trust’s Liquidation and Administrative Costs”); and

•

reserve for Indenture Trustee / Fiscal and Paying Agent Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date (see “Functions and Responsibilities of the GUC Trust-Other Assets Received from MLC on the Dissolution Date”).

In addition, the GUC Trust maintains reserves for Residual Wind-Down Claims and Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following any depletion of such assets, Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust-Residual Wind-Down Claims and Costs”).

As described in greater detail under “Functions and Responsibilities of the GUC Trust” above and “Liquidity and Capital Resources” below, unused portions of certain of the assets associated with the foregoing reserves are required to be returned to the DIP Lenders upon the winding up and dissolution of the GUC Trust. Therefore, such assets are not available to fund costs of liquidation and administration or any income tax liabilities of the GUC Trust, and are also not available for distribution to the holders of Allowed General Unsecured Claims or GUC Trust Units. See “Functions and Responsibilities of the GUC Trust-Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust-Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust-Other Assets Received from MLC on the Dissolution Date.”

As of September 30, 2019, the GUC Trust had approximately $59.8 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $31.0 million in reserves as of June 30, 2019. The following table summarizes in greater detail the changes in such reserves during the three months ended September 30, 2019:

	Three months ended September 30, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2019	$19,221	$11,714	$102	$31,037
Plus additions to reserves	23,578	7,939	—	31,517
Less liquidation costs incurred:
Trust professionals	(1,092)	(594)	—	(1,686)
Trust governance	(616)	(450)	(4)	(1,070)
Other administrative expenses	(26)	(13)	—	(39)

Balance, September 30, 2019	$41,065	$18,596	$98	$59,759

Reserves for expected costs of liquidation were increased by approximately $31.5 million during the three months ended September 30, 2019, in order to reflect increases in expected Wind-Down Costs of $23.6 million and expected Reporting Costs of $7.9 million. The increase in expected Wind-Down Costs during the three months ended September 30, 2019 is primarily associated with an extension of twenty-one months in the estimated length of the remaining liquidation period, along with an increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls. The increase in expected Reporting Costs during the three months ended September 30, 2019 is primarily associated with the aforementioned extension in the estimated length of the remaining liquidation period. In comparison, reserves for expected costs of liquidation were increased by approximately $13.1 million during the three months ended September 30, 2018, in order to reflect increases in expected Wind-Down Costs of $6.8 million and expected Reporting Costs of $6.2 million. The increase in expected Wind-Down Costs during the three months ended September 30, 2018 was primarily associated with an extension of eighteen months in the estimated length of the remaining liquidation period, partly offset by a reduction in estimated administrative expenses associated with the Settlement Agreement and a reduction in legal fees associated with a settlement of balances due. The increase in expected Reporting Costs during the three months ended September 30, 2018 was primarily associated with the aforementioned extension in the estimated length of the remaining liquidation period.

Reserves for expected costs of liquidation were increased by approximately $27.5 million during the six months ended September 30, 2019, in order to reflect increases in expected Wind-Down Costs of $20.7 million and expected Reporting Costs of $6.8 million (such increases are net of reductions in the reserves and expected costs in the three months ended June 30, 2019). The increase in expected Wind-Down Costs during the six months ended September 30, 2019 is primarily associated with a net extension of eighteen months in the estimated length of the remaining liquidation period, along with the aforementioned increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units for legal fees. The increase in expected Reporting Costs during the six months ended September 30, 2019 is primarily associated with the aforementioned net extension in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $8.6 million during the six months ended September 30, 2018, in order to reflect increases in expected Wind-Down Costs and expected Reporting Costs of $4.4 million and $4.2 million, respectively (such increases are net of reductions in the reserves and expected costs in the three months ended June 30, 2018). The net increase in expected Wind-Down Costs during the six months ended September 30, 2018 was primarily associated with a net extension of thirteen months in the estimated length of the remaining liquidation period, partly offset by a reduction in estimated administrative expenses associated with the Settlement Agreement and a reduction in legal fees associated with a settlement of balances due. The net increase in expected Reporting Costs during the six months ended September 30, 2018 was primarily associated with the aforementioned net extension in the estimated length of the remaining liquidation period.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three and six months ended September 30, 2019. Trust professional costs incurred during the three and six months ended September 30, 2019 were approximately $1.7 million and $2.9 million, respectively, as compared to approximately $0.4 million and $2.2 million, respectively, for the three and six months ended September 30, 2018. The increase of $1.3 million from three-month period to period and the increase of $0.7 million from six-month period to period is primarily due to an increase in Wind-Down Costs charged to the reserve. Trust Governance Costs incurred during the three and six months ended September 30, 2019 were approximately $1.1 million and $2.1 million, respectively, as compared to approximately $1.1 million and $2.4 million, respectively, for the three and six months ended September 30, 2018. The decrease of $0.3 million from six-month period to period is due to a decrease in Wind-Down Costs charged to the reserve. Other administrative costs during the three and six months ended September 30, 2019 were approximately $39,000 and $133,000, respectively, as compared to approximately $47,000 and $142,000, respectively, for the three and six months ended September 30, 2018. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of September 30, 2019, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of September 30, 2019. In particular, as of September 30, 2019, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through October 2023, which date is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Additionally, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of the remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2023.

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

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed General Unsecured Claims and remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended September 30, 2019:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, June 30, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275
New Allowed General Unsecured Claims	231,000	—	—	—	231,000
Disputed General Unsecured Claims resolved or disallowed	—	(50,000)	—	(50,000)	(50,000)
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(1,494,843)	(1,494,843)	(1,494,843)

Total, September 30, 2019	$32,086,432	$—	$—	$—	$32,086,432

(1)

Remaining Disputed General Unsecured Claims as of June 30, 2019 represent a general claim contingency for any future disputed claims or other obligations of the GUC Trust. During the quarter ended September 30, 2019, the GUC Trust released such general claim contingency because it was no longer deemed to be necessary.

(2)	Maximum Amount of Unresolved Claims represents the sum of remaining Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(3)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As described in Note 2 above and in Part II, Item 1 (“Legal Proceedings”) below, the Term Loan Avoidance Action was settled among the parties resulting in recoveries to the Avoidance Action Trust of approximately $231.0 million on July 1, 2019. As a result, on July 1, 2019, Resolved Term Loan Avoidance Action Claims arose in a corresponding amount and the holders became entitled to receive distributions from the GUC Trust aggregating approximately $68.5 million. Such Resolved Term Loan Avoidance Action Claims and distributions payable were recorded in the quarter ended September 30, 2019 when such allowed claims arose.

As described in Part II, Item 1 (“Legal Proceedings”), during December 2016, certain plaintiffs filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional general unsecured claims could arise.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of September 30, 2019 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(298,699)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(47,984)

Holdings as of September 30, 2019	—	—	—	419,594
Less: Distributions payable as of September 30, 2019 (2)				(343,874)
Add: Distributions payable to holders of GUC Trust Units as of September 30, 2019				326,094
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(75,714)

Distributable Assets as of September 30, 2019 (3)				$326,100

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

(2)

Distributions payable includes (a) distributions payable to holders of GUC Trust Units, (b) distributions payable to holders of Resolved Term Loan Avoidance Action Claims and (c) distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “Excess GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on October 28, 2019. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of September 30, 2019, there were approximately $32,086 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $298.7 million of Distributable Cash. In addition, as of September 30, 2019, the GUC Trust was obligated to distribute $17.8 million of Distributable Cash to holders of Resolved Term Loan Avoidance Actions Claims and to holders of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which, the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled. Also, as of September 30, 2019, the GUC Trust has recorded liquidating distributions payable to holders of GUC Trust Units of $326.1 million.

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

As of September 30, 2019, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $326.1 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of Resolved Term Loan Avoidance Action Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. As of September 30, 2019, such Distributable Cash is available for distribution to holders of GUC Trust Units in future periods after either resolution of the litigation relating to the General Motors vehicle recalls or further order of the Bankruptcy Court.

Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities in July and August 2015, New GM Securities were set aside to fund projected liquidation and administrative costs and potential income tax liabilities as described below.

Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash (including Dividend Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Under the current methodology, the amount to be set aside is equal to the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment

Income Taxes). Beginning in the quarter ended June 30, 2019, such estimates of unfunded projected liquidation and administrative costs reflect projected costs over a longer estimated remaining life of the GUC Trust associated with resolution of the GM product recall litigation described in Part II, Item 1 (“Legal Proceedings”) than in previous quarters. Such longer estimated remaining life of the GUC Trust for purposes of the set aside calculations assumes that such litigation will not be resolved for an extended period of time through April 2026 (for set aside purposes).

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

For the quarter ended September 30, 2019, as a result of the standard quarterly reevaluations described above and reflecting the estimated remaining life of the GUC Trust for set aside purposes described above, the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) was decreased by $5.2 million to $75.7 million. Such decrease was primarily related to the exclusion, as of September 30, 2019, of previously projected future costs for the quarter ended September 30, 2019, along with an adjustment to unfunded costs. Accordingly, as of September 30, 2019, the GUC Trust had set aside from distribution Distributable Cash of $75.7 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any receipt and subsequent distribution or sale of Additional Shares (if the fair market value of the Additional Shares on the date of distribution or sale is greater than the fair market value of such shares on the date of receipt), which is not determinable or estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any Taxes on Distribution resulting from the receipt and subsequent distribution or sale by the GUC Trust of Additional Shares, which is not determinable or estimable at this time. However, if any Taxes on Distribution resulting from the receipt and subsequent distribution or sale of Additional Shares were to become payable, it is anticipated that such income taxes would be funded from the sale of a portion of such Additional Shares. As a result, beginning with the quarter ended September 30, 2016 and as of September 30, 2019, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes).

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the three months ended September 30, 2019:

Trust Units
Outstanding or issuable as of June 30, 2019	31,855,504
Issued during the period	230,997
Less: Issuable as of beginning of period	—
Add: Issuable as of end of period	—

Outstanding or issuable as of September 30, 2019 (1) (2)	32,086,501

(1)

The number of GUC Trust Units outstanding represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in the current or prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

(2)

The number of GUC Trust Units outstanding or issuable as of the end of the quarter does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis at the corresponding date because of additional GUC Trust Units that were issued due to rounding.

Liquidity and Capital Resources

The GUC Trust’s sources of liquidity are principally the funds it holds for the payment of liquidation and administrative costs, and to a lesser degree, the earnings on such funds invested by it. In addition, as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015, the GUC Trust holds Distributable Cash for distribution to GUC Trust beneficiaries. The GUC Trust holds such funds primarily in U.S. Treasury bills, as permitted by the Plan and the GUC Trust Agreement.

During the six months ended September 30, 2019, the GUC Trust’s holdings of cash and cash equivalents increased approximately $16.5 million to approximately $18.3 million. Cash from maturities of marketable securities in excess of reinvestments in marketable securities of $69.0 million and interest income received on marketable securities of $5.4 million was largely offset by cash paid for liquidating distributions of $52.5 million and for liquidation and administrative costs of $5.5 million.

During the six months ended September 30, 2019, the funds invested by the GUC Trust in marketable securities decreased approximately $69.0 million, from approximately $503.2 million to approximately $434.2 million. The GUC Trust earned on the accrual basis approximately $5.4 million in interest income on such investments during the period.

As of September 30, 2019, the GUC Trust held approximately $452.5 million in cash and cash equivalents and marketable securities. Of such amount, approximately $419.6 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of September 30, 2019, is approximately $11.7 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of September 30, 2019, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $17.8 million for liquidating distributions payable as of that date (exclusive of distributions payable to holders of GUC Trust Units of $326.1 million) and (b) $75.7 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $32.9 million in cash and cash equivalents and marketable securities as of September 30, 2019, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $1.5 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.2 million of the remaining Administrative Fund and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $31.4 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

There is no assurance that additional amounts of Distributable Cash will not be required to be set aside from distribution and appropriated to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any appropriation of Distributable Cash that occurs to fund such obligations will result in a lesser amount of Distributable Cash available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “Functions and Responsibilities of the GUC Trust-Residual Wind-Down Claims and Costs” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and appropriate additional amounts of Distributable Cash in order to fund such shortfall.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the ultimate outcome of the Late Claims Motions (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. These forward-looking statements should therefore be considered in light of various important factors, including those set forth in the GUC Trust’s Annual Report on Form 10-K for the year ended March 31, 2019 and those set forth in this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

Glossary

The capitalized terms used in this Quarterly Report on Form 10-Q shall have the respective meanings set forth below. For additional information on any of the matters relating to such terms, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Current Report on Form 8-K filed by the GUC Trust with the SEC on June 12, 2012.

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

“Excess Distribution Motion” means the pending Motion of Wilmington Trust Company, as GUC Trust Administrator, For An Order (A) Authorizing the Expedited Payment of Excess GUC Distributable Assets Pursuant to Section 5.4 of the GUC Trust Agreement, and (B) Approving Such Distribution as an Appropriate Exercise of the GUC Trust Administrator’s Rights, Powers, and/or Privileges Pursuant to Section 8.1(e) of the GUC Trust Agreement.

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

“Investment Income Taxes” means federal income taxes incurred in respect of investment income earned by the GUC Trust on marketable securities and cash equivalents held, or previously held, by the GUC Trust.

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

“SEC” means the Securities and Exchange Commission.

“Second Circuit” means the United States Court of Appeals for the Second Circuit.

“Settlement Agreement” means the settlement agreement, dated as of April 25, 2018, between the GUC Trust and certain plaintiffs to settle the Late Claims Motions and other related issues, which agreement was terminated on September 25, 2019.

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

“Settlement Payment” means the $15.0 million payment from the GUC Trust to a fund for the benefit of certain plaintiffs that would have been made pursuant to the Settlement Agreement.

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

The TLAA Settlement Payment was made on July 1, 2019. Thus an Allowed Unsecured Claim in the amount of approximately $68.5 million arose on July 1, 2019. On August 14, 2019, the Bankruptcy Court entered an order allowing the GUC Trust to make the approximately $68.5 million distribution on account of the Allowed Unsecured Claim resulting from the TLAA Settlement Payment, and such distribution was made beginning on September 18, 2019.

The foregoing description of the TLAA Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the GUC Trust on May 17, 2019.

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

In its quarterly report on Form 10-Q filed October 29, 2019, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

As previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on April 25, 2018, the GUC Trust entered into the Settlement Agreement with certain plaintiffs to settle the Late Claims Motions and various related issues, which was subject to Bankruptcy Court approval. The Settlement Agreement filed for approval with the Bankruptcy Court provided for the following: (a) upon entry of a Bankruptcy Court order approving procedures for notifying plaintiffs of the proposed settlement, the GUC Trust would pay the reasonable costs and expenses of providing such notice, up to a maximum of $6.0 million; (b) upon entry of a Bankruptcy Court order approving the settlement documented in the Settlement Agreement, the GUC Trust would pay the Settlement Payment of $15.0 million to a fund for the benefit of certain plaintiffs; (c) concurrently with the Settlement Payment, all plaintiffs would be deemed to irrevocably waive and release all present and future claims against the GUC Trust related to the issues underlying the Late Claims Motions; (d) the GUC Trust would seek entry of an order estimating the amount of plaintiffs’ claims, which could, depending on the amount of the Bankruptcy Court’s estimate, trigger the obligation of New GM to issue Additional Shares; (e) any and all Additional Shares issued as a result of the entry of a claims estimation order would be placed in a fund for the exclusive benefit of certain plaintiffs; and (f) concurrently with the making of the Settlement Payment, all holders of beneficial interest in the GUC Trust, as well as the defendants in the Term Loan Avoidance Action, would be deemed to irrevocably waive and release any and all rights to the Additional Shares.

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

At a case management conference on May 25, 2018, the Bankruptcy Court requested briefing on whether a class of economic loss plaintiffs must be certified pursuant to Federal Rule of Civil Procedure 23 prior to approval of the Settlement Agreement and related issues. Simultaneous briefs on that issue were filed on June 12, 2018, and the Bankruptcy Court heard oral argument on those issues on July 19, 2018. As previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on September 25, 2018, the Bankruptcy Court issued the Memorandum Opinion and Order Concluding that the Signatory Plaintiffs and the GUC Trust Must Satisfy Civil Rule 23 for the Proposed Settlement to be Approved and Denying Three Pending Motions Without Prejudice [Docket No. 14374] (the “Rule 23 Decision”). The Rule 23 Decision concluded that a Rule 23 class certification of the economic loss claimants is required before the Bankruptcy Court can approve the Settlement Agreement, which Settlement Agreement contemplated resolution and estimation of the claims of millions of economic loss plaintiffs. The Bankruptcy Court also noted that while “[t]he Proposed Settlement makes a lot of sense, ending years of uncertainty and litigation and providing Claimants with the possibility of recovery . . . approval of the Proposed Settlement first requires Rule 23 class certification for settlement purposes.” In the absence of class certifications, the Bankruptcy Court found that each economic loss plaintiff would be required to individually file his or her own claim.

After resumption of settlement negotiations between the GUC Trust and the Signatory Plaintiffs, as previously disclosed, including most recently in the GUC Trust’s Annual Report on Form 10-K filed on June 4, 2019, on February 1, 2019, the GUC Trust entered into the Revised Settlement Agreement. Also on February 1, 2019, the GUC Trust Administrator filed the Motion of Motors Liquidation Company GUC Trust to Approve (I) the GUC Trust Administrator’s Actions (II) the Settlement Agreement by and Among the Signatory Plaintiffs and the GUC Trust Pursuant to Bankruptcy Code Sections 105, 363, and 1142 and Bankruptcy Rules 3002, 9014 and 9019 and (III) Authorize the Reallocation of GUC Trust Assets [Docket No. 14409] (the “Settlement Approval Motion”) with the Bankruptcy Court seeking (i) court approval of actions to be undertaken by the GUC Trust Administrator under the terms of a proposed settlement between and among the GUC Trust Administrator, certain Ignition Switch Plaintiffs, certain Non-Ignition Switch Plaintiffs and certain Pre-Closing Accident Plaintiffs (as those terms are defined in the Settlement Approval Motion) and (ii) authorization to, among other things, reallocate and use up to $13.72 million in GUC Trust Distributable Assets for the purposes of funding notice costs contemplated by the Revised Settlement Agreement. The Revised Settlement Agreement also contemplated that within three (3) business days of entry of the Final Approval Order (as defined therein), the GUC Trust would file a motion to estimate the aggregate allowed General Unsecured Claims of Economic Loss Plaintiffs and certain Pre-Closing Accident Plaintiffs against Sellers and/or the GUC Trust pursuant to Bankruptcy Code Section 502 (c), Section 5.1 of the GUC Trust Agreement, Section 7.3 of the Plan, Section 3.2(c) of the MSPA and the Side Letter.

Before the Bankruptcy Court held oral argument on the Revised Settlement Agreement, on August 6, 2019, Judge Furman entered his opinion and order regarding New GM’s Motion for Summary Judgment as to the Bellwether Economic Loss Plaintiffs’ Claims for Benefit-of-the-Bargain Damages rejecting the Economic Loss Plaintiffs theory of damages and eliminating the Economic Loss Plaintiffs’ ability to recover damages under their “benefit of the bargain” theory in the Bellwether states of California, Texas and Missouri. The Economic Loss Plaintiffs were asserting the same damages theory against the GUC Trust in the bankruptcy.

On September 25, 2019, the GUC Trust terminated the Revised Settlement Agreement and has requested a briefing schedule for the issues relating to whether Economic Loss Plaintiffs and certain Personal Injury Wrongful Death Plaintiffs can file late claims against the GUC Trust. To date, no briefing schedule has been entered.

Other Matters

The GUC Trust has been named a defendant in an action by a claimant asserting claims against Old GM (among others). The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision to the United Stated District Court for the Southern District of New York. The appeal was fully briefed by all parties and oral argument was held on October 30, 2018. On March 27, 2019, the District Court entered a Memorandum Opinion and Order [17-cv-08538-LTS, ECF No. 40], which affirmed the Bankruptcy Court’s decision and dismissed the appeal. On April 23, 2019, the claimant filed a Notice of Appeal to the Court of Appeals for the Second Circuit, case no 19-1083, but failed to submit his opening brief by the August 22, 2019 deadline and the Second Circuit has dismissed the appeal.

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

Other than the foregoing, during the quarter ended September 30, 2019, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the SEC.

Item 1A.	Risk Factors.

No assurance may be given that claims relating to accidents or other incidents, including recalls involving General Motors vehicles manufactured or sold prior to July 10, 2009, and/or settlements previously reached with plaintiffs asserting such claims, will not adversely affect the GUC Trust, its assets or the Plan.

No assurance may be given that claims relating to accidents or other incidents, including recalls involving General Motors vehicles manufactured or sold prior to July 10, 2009, will not become allowed claims and thereby dilute the remaining assets of the GUC Trust and possibly even require claw back of previous distributions.

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

In its Quarterly Report on Form 10-Q filed October 29, 2019, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions). Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions, and the Personal Injury Actions, see “General Motors Product Recalls” in Part II, Item 1 (“Legal Proceedings”) above.

Other Matter

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

Remaining distributions with respect to the GUC Trust Units are principally contingent on the approval of the Excess Distribution Motion, which the Bankruptcy Court has continued to a date not yet set, and the outcome of litigation regarding the Late Claims Motions.

The amount of remaining Distributable Cash that is ultimately distributed to each GUC Trust Unit beneficiary will principally depend on the approval of the Excess Distribution Motion, which the Bankruptcy Court has continued to a date not yet set, and the outcome of litigation regarding the Late Claims Motions. It is not possible to predict whether and/or when the Excess Distribution Motion will be approved or the outcome of such litigation. Thus, the aggregate amount of Distributable Cash that is ultimately available for distribution in respect of the GUC Trust Units is not presently determinable. For additional information about the Excess Distribution Motion, see Note 4 (“Liquidating Distributions”) to the financial statements above.

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

Date: November 13, 2019

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company