Form 10-Q
period 2019-12-31
Motors Liquidation Co
filed 2020-02-19
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	December 31, 2019	March 31, 2019
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$3,022	$1,825
Marketable Securities (Note 3)	432,322	503,228
Accrued Investment Income (Note 3)	16,584	31,552
Other Assets (Note 2)	118	665

TOTAL ASSETS	452,046	537,270
LIABILITIES
Accounts Payable and Other Liabilities	1,863	3,327
Liquidating Distributions Payable (Note 4)	323,537	1,785
Reserves for Expected Costs of Liquidation (Note 6)	59,065	37,485
Reserves for Residual Wind-Down Claims and Costs (Note 6)	169	169

TOTAL LIABILITIES	384,634	42,766

NET ASSETS IN LIQUIDATION (Note 3)	$67,412	$494,504

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net Assets in Liquidation, beginning of period	$63,862	$481,757	$494,504	$464,803
Increase (decrease) in net assets in liquidation:
Additions to reserves for Expected Costs of Liquidation (Note 6)	(1,634)	(855)	(29,138)	(9,434)
Net reversal of liquidating distributions (liquidating distributions) (Note 4)	5,032	—	(389,532)	—
Reversal of contingent settlement obligation (Note 3)	—	—	—	15,000
Interest and dividend income (net reversal of interest and dividend income) (Note 3)	152	14,178	(8,422)	24,711
Other income (Note 2)	—	360	—	360

Net increase (decrease) in net assets in liquidation	3,550	13,683	(427,092)	30,637

Net Assets in Liquidation, end of period	$67,412	$495,440	$67,412	$495,440

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$6,546	$7,328
Cash paid for professional fees, governance costs and other administrative costs	(8,475)	(10,398)
Cash paid for liquidating distributions	(67,780)	(33)
Cash receipts for refunds	—	7

Net cash flows used in operating activities	(69,709)	(3,096)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(1,729,379)	(3,275,108)
Cash from maturities and sales of marketable securities	1,800,285	3,278,038

Net cash flows from investing activities	70,906	2,930

Net increase (decrease) in cash and cash equivalents	1,197	(166)
Cash and cash equivalents, beginning of period	1,825	2,563

Cash and cash equivalents, end of period	$3,022	$2,397

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

December 31, 2019

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

The GUC Trust exists solely for the purpose of resolving claims, distributing Distributable Cash (following the aforementioned liquidation of all New GM Securities) and winding down the affairs of MLC, all in accordance with a plan of liquidation of MLC approved by the Bankruptcy Court and the Liquidation Order. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. Also, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at realizable value, the accrual for investment income on marketable securities and cash equivalents expected to be received over the liquidation period and reserves for expected liquidation costs represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

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

The accompanying (a) condensed statement of net assets in liquidation as of March 31, 2019, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three and nine months ended December 31, 2019 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2019 included in the Annual Report on Form 10-K filed by the GUC Trust with the Securities and Exchange Commission (“SEC”) on June 4, 2019.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of December 31, 2019, there were no remaining Disputed General Unsecured Claims.

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, sought the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). As previously disclosed and as further described in Part II, Item 1 (“Legal Proceedings”), a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As of December 31, 2019, approximately $67.8 million had been distributed by the GUC Trust to such holders. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

Upon the dissolution of MLC on December 15, 2011, MLC transferred $0.5 million to the Avoidance Action Trust for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust holds a residual interest to the extent unused by the Avoidance Action Trust. The expected repayment aggregated approximately $0.4 million and was accrued in the quarter ended December 31, 2018. Such expected repayment was included in other assets in the accompanying Statements of Net Assets in Liquidation as of March 31, 2019. The balance was collected during the quarter ended December 31, 2019.

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

Prior to the liquidation of all of its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. When the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims, Term

Loan Avoidance Action Claims and GUC Trust Units, then the dividends relating to such Distributable Cash are also distributed to such holders. When, however, Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash are applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) are maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Quarterly Report on Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly stated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of December 31, 2019, the remaining Administrative Fund aggregated approximately $1.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating approximately $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of December 31, 2019, Other Administrative Cash aggregated approximately $29.6 million (including interest income received on marketable securities and cash equivalents). In January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $10.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. Such appropriation reduced Distributable Cash and increased Other Administrative Cash subsequent to December 31, 2019. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of December 31, 2019, Distributable Cash of approximately $80.7 million was set aside for projected GUC Trust fees, costs, expenses to be incurred beyond 2019. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended December 31, 2019, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination by the IRS, and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization (on a net basis) is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016. Accordingly, no income taxes are expected to be paid in the future. See Note 7 and “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

The amount of Avoidance Action Defense Costs incurred by the GUC Trust exceeded the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims arose in the amount of such excess. As a result of the Term Loan Avoidance Action settlement described above and in Part II, Item 1 (“Legal Proceedings”) and by virtue of the terms of the associated settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

As of December 31, 2019, Residual Wind-Down Assets aggregating approximately $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of December 31, 2019. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2019, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of December 31, 2019.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including an addition for distributions payable to holders of GUC Trust Units and reductions for the amounts of set aside Distributable Cash and appropriated Distributable Cash. As of December 31, 2019, GUC Trust Distributable Assets aggregated approximately $321.1 million. For additional information, see “Net Assets in Liquidation-Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of December 31, 2019, cash and cash equivalents and marketable securities aggregated approximately $435.3 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash	$404,290
Other Administrative Cash	29,578
Administrative Fund	1,190
Residual Wind-Down Assets	177
Funds for Indenture Trustee / Fiscal Paying Agent Costs	109

Total	$435,344

As described in Note 4, as of December 31, 2019, the GUC Trust had accrued liquidating distributions payable aggregating $323.5 million. Such amount includes $321.1 million of distributions payable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of December 31, 2019. As described in Note 4, the GUC Trust does not currently plan on making a distribution to holders of GUC Trust Units at this time. In addition, as described in Note 2, as of December 31, 2019, the amount of Distributable Cash reflected in the table above includes $80.7 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2019. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of December 31, 2019 was $83.1 million (exclusive of distributions payable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets).

Accrued Investment Income on Marketable Securities and Cash Equivalents

As of December 31, 2019 and March 31, 2019, the GUC Trust had accrued approximately $14.5 million and $30.3 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the estimated remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields (or expected yields resulting from recent changes in the federal funds rate) on U.S. Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows consider the amount and timing of distributions in respect of GUC Trust Units. During the quarter ended December 31, 2019, such accrual was reduced by approximately $1.8 million primarily due to the occurrence of one less quarter of interest accrual (with respect to investment income received in the quarter ended December 31, 2019, rather than accrued for such quarter), along with a shortening in the expected date to make a distribution in respect of GUC Trust Units. During the nine months ended December 31, 2019, such accrual was reduced by approximately $15.8 million primarily due to a reduction in yields on U.S. Treasury bills. Such accrual, along with receivables for investment income earned as of December 31, 2019 and March 31, 2019, is included in Accrued Investment Income in the accompanying Condensed Statements of Net Assets in Liquidation.

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

The number of GUC Trust Units outstanding as of December 31, 2019 was 32,086,501, which was unchanged from September 30, 2019. The number of GUC Trust Units outstanding does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis because of additional GUC Trust Units that were issued due to rounding. The GUC Trust does not expect to issue any additional GUC Trust Units.

Allowed and Disputed Claims

As of December 31, 2019 and September 30, 2019, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims. Allowed General Unsecured Claims as of such dates aggregated approximately $32,086 million.

As described in Part II, Item 1 (“Legal Proceedings”), during December 2016, certain plaintiffs filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional general unsecured claims could arise. Also as described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust previously executed the Settlement Agreement with certain plaintiffs that, if approved by the Bankruptcy Court, would have provided for the Settlement Payment to such plaintiffs of $15.0 million, among other provisions. During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation of $15.0 million for the Settlement Payment. As a result of developments in the related litigation specifically related to the impact of the Rule 23 Decision described in Part II, Item 1 (“Legal Proceedings”), such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties then associated with the effectiveness of the Settlement Agreement in effect at that time. As described in Part II, Item 1 (“Legal Proceedings”), the Settlement Agreement was not approved by the Bankruptcy Court.

4. Liquidating Distributions

Liquidating distributions in the three months ended December 31, 2019 consisted of the following:

(in thousands)
Distributions during the three months ended December 31, 2019	$15,305
Less: Liquidating distributions payable as of September 30, 2019	(343,874)
Add: Liquidating distributions payable as of December 31, 2019	323,537

Net reversal	$(5,032)

Liquidating distributions in the nine months ended December 31, 2019 consisted of the following:

(in thousands)
Distributions during the nine months ended December 31, 2019	$67,780
Less: Liquidating distributions payable as of March 31, 2019	(1,785)
Add: Liquidating distributions payable as of December 31, 2019	323,537

Total	$389,532

Distributions during the three and nine months ended December 31, 2019 principally consist of distributions to holders of Resolved Term Loan Avoidance Action Claims. As of December 31, 2019, liquidating distributions payable consists of (a) distributions payable of $0.7 million to holders of Resolved Term Loan Avoidance Action Claims, (b) distributions payable of $1.7 million to holders of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which, the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and (c) distributions payable of $321.1 million to holders of GUC Trust Units. Due to the uncertainty regarding potential alleged Disputed General Unsecured Claims related to the General Motors recall litigation, and the pending Motion of Wilmington Trust Company, as GUC Trust Administrator, For An Order (A) Authorizing the Expedited Payment of Excess GUC Distributable Assets Pursuant to Section 5.4 of the GUC Trust Agreement, and (B) Approving Such Distribution as an Appropriate Exercise of the GUC Trust Administrator’s Rights, Powers, and/or Privileges Pursuant to Section 8.1(e) of the GUC Trust Agreement (the “Excess Distribution Motion”), the GUC Trust does not currently plan on making a distribution to holders of GUC Trust Units at this time.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking in to account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of December 31, 2019 and March 31, 2019.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2019, and the valuation techniques used by the GUC Trust to determine those fair values.

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$547	$—	$—	$547
Marketable Securities:
U.S. Treasury bills	—	432,322	—	432,322

Total Assets	$547	$432,322	$—	$432,869

Liabilities:
Liquidating distributions payable	$323,537	$—	$—	$323,537

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34	$—	$—	$34
Marketable Securities:
U.S. Treasury bills	—	503,228	—	503,228

Total Assets	$34	$503,228	$—	$503,262

Liabilities:
Liquidating distributions payable	$1,785	$—	$—	$1,785

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

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

6. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and nine months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2019	$41,065	$18,596	$98	$59,759
Plus additions to (reductions in) reserves	1,639	(5)	—	1,634
Less liquidation costs incurred:
Trust professionals	(567)	(553)	—	(1,120)
Trust governance	(615)	(450)	(15)	(1,080)
Other administrative expenses	(34)	(94)	—	(128)

Balance, December 31, 2019	$41,488	$17,494	$83	$59,065

	Nine months ended December 31, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2019	$23,379	$13,996	$110	$37,485
Plus net additions to reserves	22,362	6,776	—	29,138
Less liquidation costs incurred:
Trust professionals	(2,309)	(1,759)	—	(4,068)
Trust governance	(1,852)	(1,350)	(27)	(3,229)
Other administrative expenses	(92)	(169)	—	(261)

Balance, December 31, 2019	$41,488	$17,494	$83	$59,065

	Three months ended December 31, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2018	$26,927	$14,847	$123	$41,897
Plus additions to (reductions in) reserves	(479)	1,334	—	855
Less liquidation costs (incurred) reversed, net:
Trust professionals	(488)	(528)	—	(1,016)
Trust governance	(616)	(451)	10	(1,057)
Other administrative expenses	(39)	(81)	—	(120)

Balance, December 31, 2018	$25,305	$15,121	$133	$40,559

	Nine months ended December 31, 2018
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2018	$25,204	$12,739	$144	$38,087
Plus net additions to reserves	3,944	5,490	—	9,434
Less liquidation costs incurred:
Trust professionals	(1,655)	(1,600)	—	(3,255)
Trust governance	(2,082)	(1,352)	(11)	(3,445)
Other administrative expenses	(106)	(156)	—	(262)

Balance, December 31, 2018	$25,305	$15,121	$133	$40,559

During the three months ended December 31, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $1.6 million and decreased by $5,000, respectively. During the nine months ended December 31, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased (net of reductions in the three months ended June 30, 2019) by $22.4 million and $6.8 million, respectively. During the three months ended December 31, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs decreased by $0.5 million and increased by $1.3 million, respectively. During the nine months ended December 31, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased (net of reductions in the three months ended June 30, 2018) by $3.9 million and $5.5 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of December 31, 2019. Included in estimates of expected Wind-Down Costs for the nine months ended December 31, 2019 are $10.0 million in expected reimbursements to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of December 31, 2019, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through October 2023, which was unchanged from the prior quarter. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2023. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

There was no activity in the reserve for Residual Wind-Down Claims and Costs for the three and nine months ended December 31, 2019 and 2018. As of December 31, 2019, the balance in such reserve was approximately $0.2 million.

7. Income Taxes

There was no current tax benefit or provision for the three and nine months ended December 31, 2019 and 2018, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2019 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$18,217
Net operating and capital loss carryovers	52,218

Gross deferred tax assets	70,435
Less: Valuation allowance	(65,071)

Deferred tax asset, net of valuation allowance	5,364
Deferred tax liabilities:
Accrued investment income	(5,364)

Gross deferred tax liabilities	(5,364)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013, and thereafter, with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2019 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2019 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016. Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $1.7 million (after expiration on March 31, 2018 and 2017, respectively, of capital loss carryovers of $22.6 million and $158.1 million attributable to the year ended March 31, 2013 and 2012), along with net operating loss carryovers generated through December 31, 2019, aggregating $139.5 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers (on a net basis) in the future. The remaining capital loss carryovers of $1.7 million expire on March 31, 2020 and the net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.2 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $65.1 million was established as of December 31, 2019 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was increased by $0.7 million and $10.3 million from the full valuation allowance against net deferred tax assets established as of September 30, 2019 and March 31, 2019, respectively.

8. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and nine months ended December 31, 2019 and 2018.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three months ended December 31, 2019 and 2018, the total amounts of such fees and commissions were approximately $55,000 and $65,000, respectively. During the nine months ended December 31, 2019 and 2018, the total amounts of such fees and commissions were approximately $180,000 and $195,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its third fiscal quarter ended December 31, 2019. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2019 filed by the GUC Trust with the SEC on June 4, 2019. A glossary of defined terms used in this Quarterly Report on Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of December 31, 2019, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that would have expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that would have expired on July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

In addition to the foregoing, the GUC Trust may make at its discretion quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets as of the end of the preceding fiscal quarter exceed certain thresholds set forth in the GUC Trust Agreement. Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the end of the periods ending each March 31, June 30, September 30 and December 31, unless otherwise approved by the Bankruptcy Court. Excess GUC Trust Distributable Assets means (i) Distributable Cash, including Dividend Cash (only if and to the extent such Distributable Cash (a) is not required for the satisfaction of new Allowed General Unsecured Claims and (b) has not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust (as described below under “Net Assets in Liquidation Distributable—Cash Set Aside from Distribution”) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of December 31, 2019, the remaining Administrative Fund aggregated approximately $1.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017, March 2018 and January 2019, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $48.0 million to fund the projected costs and expenses of the GUC Trust through calendar year 2019. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of December 31, 2019, approximately $29.6 million remained in Other Administrative Cash (including interest and dividend income received on marketable securities and cash equivalents) and was recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. In January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $10.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. Such appropriation reduced Distributable Cash and increased Other Administrative Cash subsequent to December 31, 2019.

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

The amount of Avoidance Action Defense Costs incurred by the GUC Trust exceeded the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims arose in the amount of such excess. As a result of the Term Loan Avoidance Action settlement described above and in Part II, Item 1 (“Legal Proceedings”) and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

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

As of December 31, 2019, Residual Wind-Down Assets aggregating approximately $0.2 million were held by the GUC Trust and are recorded in marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of December 31, 2019. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of the funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2019, funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of approximately $0.1 million were held by the GUC Trust and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2019. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of December 31, 2019.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units and by sale of New GM Securities, unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for remaining net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable. See “Critical Accounting Policies and Estimates—Income Taxes” below. As a result of cumulative capital losses utilizing the new tax position described below and net operating losses, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future.

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

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action sought the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As previously disclosed and as further described in Part II, Item 1 (“Legal Proceedings”), a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As of December 31, 2019, approximately $67.8 million had been distributed by the GUC Trust to such holders. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

As used in this Quarterly Report on Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any Term Loan Avoidance Action Claims.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for expected liquidation costs and the accrual for investment income from marketable securities and cash equivalents represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the headings “Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities” and “Reserves for Expected Costs of Liquidation,” estimates for investment income expected to be earned over the remaining liquidation period and estimates for the expected costs of liquidation may change in the near term, and such change could be material.

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

Dividends Received on New GM Common Stock

The GUC Trust previously held New GM Securities for future distribution in respect of Allowed General Unsecured Claims and GUC Trust Units. The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above under “Functions and Responsibilities of the GUC Trust—Distributions and Distributable Assets of the GUC Trust,” pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. Dividends were received on previously held New GM Common Stock and such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. When the portion of Distributable Cash applicable to the liquidated New GM Common Stock is distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to such Distributable Cash are also distributed to such holders. When, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such appropriated Distributable Cash are applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) are maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

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

As of December 31, 2019, such remaining liquidation period is estimated to extend through October 2023 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2023. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon its disposition of New GM Securities, which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2019, along with net operating loss carryovers generated through March 31, 2019, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future. As of December 31, 2019, there are no known items which would result in a significant accrual for uncertain tax positions.

As of March 31, 2019, the GUC Trust had capital loss carryovers and net operating loss carryovers (or together, the Loss Carryovers) for which the GUC Trust had not taken a deduction in the amounts set forth below, scheduled by the year the losses were incurred, net of losses utilized in subsequent years to offset net taxable income. These amounts reflect the Loss Carryovers shown on the federal income tax returns filed by the GUC Trust, which have not been examined by the IRS, as follows (in thousands):

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

Loss Succession Rule

Under Treasury Regulations Section 1.468B-9(c)(6) (or the Loss Succession Rule), upon termination of the GUC Trust, each GUC Trust Claimant (as defined below pursuant to tax regulations) is entitled to succeed to and take in to account a portion of any unused (vs. unexpired) Loss Carryovers of the GUC Trust. The Loss Succession Rule provides that, in order to determine the portion of such Loss Carryovers to which each Claimant will succeed, such Loss Carryovers must be allocated among GUC Trust Claimants in proportion to the value of the GUC Trust assets distributable to each such Claimant. For purposes of the rules that govern Disputed Ownership Funds, a claimant (or a Claimant) is defined as a person who claims ownership of, in whole or in part, property immediately before and immediately after such property is transferred to a Disputed Ownership Fund. Accordingly, under the Loss Succession Rule, a person is generally eligible to succeed to the GUC Trust’s Loss Carryovers if the person (i) receives a distribution of GUC Trust assets upon the GUC Trust’s termination and (ii) qualifies as a Claimant with respect to the GUC Trust.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of December 31, 2019, there were 32,086,501 GUC Trust Units outstanding and $32.1 billion of Allowed General Unsecured Claims.

In addition, because the GUC Trust computes its taxable income in the same manner as a corporation, it is unclear whether, and if so, to what extent, the Five Year Rule might affect the amount of unused capital loss carryovers to which GUC Trust Claimants may succeed under the Loss Succession Rule.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows and estimated yields on investments in marketable securities for estimated investment income expected to be received, expected liquidation costs and the fair value of marketable securities. Actual results could materially differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the three months ended December 31, 2019, net assets in liquidation increased by approximately $3.5 million, from approximately $63.9 million to approximately $67.4 million, as a result of a net reversal of liquidating distributions of $5.0 million and an increase in investment income of $0.1 million, partly offset by an increase in the reserves for expected costs of liquidation of $1.6 million. During the nine months ended December 31, 2019, net assets in liquidation decreased by approximately $427.1 million, from approximately $494.5 million to approximately $67.4 million, as a result of liquidating distributions of $389.6 million, along with increases in the reserves for expected costs of liquidation of $29.1 million and a net reversal of accrued investment income of $8.4 million. The liquidating distributions principally consist of distributions paid and distributions payable to holders of Resolved Term Loan Avoidance Action Claims and distributions payable to holders of GUC Trust Units. As described in Note 3 (“Net Assets in Liquidation”) to the financial statements, the net reversal of accrued investment income in the nine months ended December 31, 2019 is primarily associated with a reduction in accrued investment income resulting from reductions in yields on U.S. Treasury bills. As described in “Liquidation and Administrative Costs” below, the increase in the reserves for expected costs of liquidation of $1.6 million during the three months ended December 31, 2019 is primarily associated with an increase in expected legal fees related to General Motors vehicle recall litigation, partly offset by a lesser amount of costs incurred during the three months ended December 31, 2019 than previously estimated. The increase in the reserves for expected costs of liquidation of $29.1 million during the nine months ended December 31, 2019 is primarily associated with a net extension in the estimated length of the remaining liquidation period, along with an increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls.

There was no income tax provision or benefit during the three and nine months ended December 31, 2019, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

As of December 31, 2019, the GUC Trust had approximately $59.1 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $59.8 million in reserves as of September 30, 2019. The following table summarizes in greater detail the changes in such reserves during the three months ended December 31, 2019:

	Three months ended December 31, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2019	$41,065	$18,596	$98	$59,759
Plus additions to (reductions in) reserves	1,639	(5)	—	1,634
Less liquidation costs incurred:
Trust professionals	(567)	(553)	—	(1,120)
Trust governance	(615)	(450)	(15)	(1,080)
Other administrative expenses	(34)	(94)	—	(128)

Balance, December 31, 2019	$41,488	$17,494	$83	$59,065

Reserves for expected costs of liquidation were increased by approximately $1.6 million during the three months ended December 31, 2019, in order to reflect an increase in expected Wind-Down Costs of $1.6 million and a decrease in expected Reporting Costs of $5,000. The increase in expected Wind-Down Costs during the three months ended December 31, 2019 is primarily associated with an increase in expected legal fees related to the General Motors vehicle recall litigation described in Part II, Item 1 (“Legal Proceedings”), partly offset by a lesser amount of costs incurred during the three months ended December 31, 2019 than previously estimated. In comparison, reserves for expected costs of liquidation were increased by approximately $0.9 million during the three months ended December 31, 2018, in order to reflect a decrease in expected Wind-Down Costs of $0.5 million and an increase in expected Reporting Costs of $1.3 million. The decrease in expected Wind-Down Costs during the three months ended December 31, 2018 was primarily associated with a reversal of expected noticing costs under the Settlement Agreement that were previously accrued, partly offset by an increase in expected Wind-Down Costs associated with an extension in the estimated length of the remaining liquidation period. The increase in expected Reporting Costs was primarily associated with an extension in the estimated length of the remaining liquidation period.

Reserves for expected costs of liquidation were increased by approximately $29.1 million during the nine months ended December 31, 2019, in order to reflect increases in expected Wind-Down Costs of $22.4 million and expected Reporting Costs of $6.8 million (such increases are net of reductions in the reserves and expected costs in the three months ended June 30, 2019). The increase in expected Wind-Down Costs during the nine months ended December 31, 2019 is primarily associated with a net extension of eighteen months in the estimated end date of the remaining liquidation period, along with an increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units for legal fees. The increase in expected Reporting Costs during the nine months ended December 31, 2019 is primarily associated with the aforementioned net extension in the estimated end date of the remaining liquidation period. In comparison, reserves were increased approximately $9.4 million during the nine months ended December 31, 2018, in order to reflect increases in expected Wind-Down Costs and expected Reporting Costs of $3.9 million and $5.5 million, respectively (such increases are net of reductions in the reserves and expected costs in the three months ended June 30, 2018). The net increase in expected Wind-Down Costs during the nine months ended December 31, 2018 was primarily associated with a net extension in the estimated length of the remaining liquidation period, partly offset by a reversal of expected noticing costs that were previously accrued and a reduction in legal fees in the quarter ended September 30, 2018 associated with a settlement of balances due. The net increase in expected Reporting Costs was primarily associated with a net extension in the estimated length of the remaining liquidation period.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three and nine months ended December 31, 2019. Trust professional costs incurred during the three and nine months ended December 31, 2019 were approximately $1.1 million and $4.1 million, respectively, as compared to approximately $1.0 million and $3.3 million, respectively, for the three and nine months ended December 31, 2018. The increase of $0.1 million from three-month period to period and the increase of $0.8 million from nine-month period to period is primarily due to an increase in Wind-Down Costs charged to the reserve. Trust Governance Costs incurred during the three and nine months ended December 31, 2019 were approximately $1.1 million and $3.2 million, respectively, as compared to approximately $1.1 million and $3.4 million, respectively, for the three and nine months ended December 31, 2018. The decrease of $0.2 million from nine-month period to period is due to a decrease in Wind-Down Costs charged to the reserve. Other administrative costs during the three and nine months ended December 31, 2019 were approximately $128,000 and $261,000, respectively, as compared to approximately $120,000 and $262,000, respectively, for the three and nine months ended December 31, 2018. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of December 31, 2019, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of December 31, 2019. In particular, as of December 31, 2019, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through October 2023, which date is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Additionally, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of the remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2023.

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

Net Assets in Liquidation

Disputed Claims

As of December 31, 2019 and September 30, 2019, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims. Allowed General Unsecured Claims as of such dates aggregated approximately $32,086 million.

As described in Part II, Item 1 (“Legal Proceedings”), during December 2016, certain plaintiffs filed motions with the Bankruptcy Court seeking authority to file late proofs of claim against the GUC Trust. Were any late proofs of claim to be filed (following receipt of authority to do so from the Bankruptcy Court), additional general unsecured claims could arise.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of December 31, 2019 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(314,003)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(47,984)

Holdings as of December 31, 2019	—	—	—	404,290
Less: Distributions payable as of December 31, 2019 (2)				(323,537)
Add: Distributions payable to holders of GUC Trust Units as of December 31, 2019				321,061
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(80,746)

Distributable Assets as of December 31, 2019 (3)				$321,068

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

As described above under the heading “Disputed Claims,” as of December 31, 2019, there were approximately $32,086 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $314.0 million of Distributable Cash. In addition, as of December 31, 2019, the GUC Trust was obligated to distribute $2.5 million of Distributable Cash to holders of Resolved Term Loan Avoidance Actions Claims and to holders of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which, the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled. Also, as of December 31, 2019, the GUC Trust has recorded liquidating distributions payable to holders of GUC Trust Units of $321.1 million.

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

As of December 31, 2019, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $321.1 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of Resolved Term Loan Avoidance Action Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. As of December 31, 2019, such Distributable Cash is available for distribution to holders of GUC Trust Units in future periods after either resolution of the litigation relating to the General Motors vehicle recalls or further order of the Bankruptcy Court.

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

For the quarter ended December 31, 2019, as a result of the standard quarterly reevaluations described above and reflecting the estimated remaining life of the GUC Trust for set aside purposes described above, the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) was increased by $5.0 million to $80.7 million. Such increase is primarily associated with an increase in expected legal fees associated with the General Motors vehicle recall litigation described in Part II, Item 1 (“Legal Proceedings”) below. Accordingly, as of December 31, 2019, the GUC Trust had set aside from distribution Distributable Cash of $80.7 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016. Accordingly, no income taxes are expected to be paid in the future. As a result, beginning with the quarter ended September 30, 2016 and as of December 31, 2019, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes).

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

GUC Trust Units

The number of GUC Trust Units outstanding as of December 31, 2019 was 32,086,501, which was unchanged from September 30, 2019. The number of GUC Trust Units outstanding does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis because of additional GUC Trust Units that were issued due to rounding. The GUC Trust does not expect to issue any additional GUC Trust Units.

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

During the nine months ended December 31, 2019, the GUC Trust’s holdings of cash and cash equivalents increased approximately $1.2 million to approximately $3.0 million. Cash received from maturities of marketable securities in excess of reinvestments in marketable securities of $70.9 million and interest income received on marketable securities of $6.5 million was largely offset by cash paid for liquidating distributions of $67.8 million and for liquidation and administrative costs of $8.5 million.

During the nine months ended December 31, 2019, the funds invested by the GUC Trust in marketable securities decreased approximately $70.9 million, from approximately $503.2 million to approximately $432.3 million. The GUC Trust earned on the accrual basis approximately $7.4 million in interest income on such investments during the period.

As of December 31, 2019, the GUC Trust held approximately $435.3 million in cash and cash equivalents and marketable securities. Of such amount, approximately $404.3 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of December 31, 2019, is approximately $11.2 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of December 31, 2019, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $2.4 million for liquidating distributions payable as of that date (exclusive of distributions payable to holders of GUC Trust Units of $321.1 million) and (b) $80.7 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $31.1 million in cash and cash equivalents and marketable securities as of December 31, 2019, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $1.5 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.2 million of the remaining Administrative Fund and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $29.6 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

In its Annual Report on Form 10-K filed February 5, 2020, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

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

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. Certain plaintiffs appealed the Threshold Issues Decision and Threshold Issues Judgment and, on July 13, 2016, the Second Circuit held, in pertinent part, that plaintiffs in the Ignition Switch Personal Injury Actions involved in pre-closing accidents, or the Ignition Switch Pre-Closing Accident Plaintiffs, and plaintiffs in the Ignition Switch Economic Loss Actions who acquired their vehicles pre-closing were entitled to, but did not receive, direct-mail notice of the Sale because Old GM “knew or reasonably should have known about the ignition switch defect prior to bankruptcy.” The Second Circuit also noted that it could not say with fair assurance that the outcome of the Sale would have been the same had Old GM given plaintiffs adequate notice of the ignition switch defect and the Sale, and these plaintiffs voiced their objections to those provisions of the Sale Order barring their claims against New GM. Accordingly, the Second Circuit ruled that enforcing the Sale Order against the Ignition Switch Pre-Closing Accident Plaintiffs and the Ignition Switch Economic Loss Plaintiffs would violate their procedural due process rights in these circumstances, and therefore, they cannot be bound by the terms of the Sale Order. As a result, the court held that those plaintiffs are not enjoined from pursuing claims against New GM.

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

Counsel for the Ignition Switch Economic Loss Action and Other Economic Loss Action Plaintiffs, certain Ignition Switch Pre-Closing Accident Plaintiffs, and Additional Pre-Closing Accident Plaintiffs maintained that the Proposed Plaintiff Settlement was binding on the GUC Trust, notwithstanding that the agreement was never executed, and, on September 11, 2017, filed a motion to enforce the Proposed Plaintiff Settlement in the Bankruptcy Court. On September 12, 2017, the GUC Trust filed a motion to authorize the Forbearance Agreement with New GM, which New GM joined.

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

As a result of Judge Furman’s August 6, 2019 decision, on September 25, 2019, the GUC Trust terminated the Revised Settlement Agreement and has requested a briefing schedule for the issues relating to whether Economic Loss Plaintiffs and certain Personal Injury Wrongful Death Plaintiffs can file late claims against the GUC Trust. On January 28, 2020, the Bankruptcy Court established a briefing schedule for the remaining Personal Injury Wrongful Death Plaintiffs that provides for briefing to be completed by May 11, 2020. The GUC Trust Administrator continues to negotiate with the Economic Loss Plaintiffs and, to date, no briefing schedule for Economic Loss Plaintiffs has been agreed upon.

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

Other than the foregoing, during the quarter ended December 31, 2019, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the SEC.

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

In its Annual Report on Form 10-K filed February 5, 2020, New GM also disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions). Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions, and the Personal Injury Actions, see “General Motors Product Recalls” in Part II, Item 1 (“Legal Proceedings”) above.

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

Date: February 19, 2020

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company