Form 10-K
period 2020-03-31
Motors Liquidation Co
filed 2020-06-03
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements about the assets, financial condition and prospects of the Motors Liquidation Company GUC Trust, or the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the Court’s ruling on the Amended Settlement Agreement (as defined below), if the Amended Settlement Agreement is not approved, the ultimate outcome of the Late Claims Motions (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. These forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

GLOSSARY

A glossary of defined terms used in this Annual Report on Form 10-K is provided beginning on page 14.

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

In the event that the Bankruptcy Court enters an order, or orders, that include a finding that the estimated aggregate Allowed General Unsecured Claims against the Debtors exceed $35 billion, New GM will be required, pursuant to the MSPA, to issue Additional Shares for the benefit of the GUC Trust’s beneficiaries. The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of the 363 Transaction and before issuance of the Additional Shares) and (ii) a fraction, (a) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (b) the denominator of which is $7 billion. No Additional Shares have been issued as of the date of filing of this Annual Report on Form 10-K and no Additional Shares are expected to be issued.

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

The Plan and the Formation of the GUC Trust

The Plan treats all creditors and equity interest holders in accordance with their relative priorities under the Bankruptcy Code, and designates six distinct classes of claims or equity interests: secured claims, priority non-tax claims, general unsecured claims, property environmental claims, asbestos personal injury claims and equity interests in MLC. The GUC Trust is primarily tasked with the resolution and satisfaction of general unsecured claims. Under the terms of the Plan, for each $1,000 in amount of allowed general unsecured claims against the Debtors, or the Allowed General Unsecured Claims, the holders of such claims are currently entitled to receive (upon delivery of any information required by the GUC Trust) approximately $296 in cash (which dollar value shifts slightly due to rounding as required by the Plan), which represents the net cash value of the New GM Securities that otherwise would have been distributed to such claimant prior to entry of the Liquidation Order (as defined below), together with associated cash in lieu of fractional shares and Dividend Cash (as defined below), as well as one GUC Trust Unit. Any holders of disputed general unsecured claims against the Debtors, or the Disputed General Unsecured Claims, will receive subsequent distributions of cash and GUC Trust Units, in respect of such claims, only if and to the extent that their Disputed General Unsecured Claims are subsequently allowed, or Resolved Disputed Claims. There are currently no unresolved Disputed General Unsecured Claims. (See “Functions and Responsibilities of the GUC Trust—Resolution of Disputed General Unsecured Claims” below.)

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities were set aside) in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including U.S. federal income taxes on dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust and on investment income earned on Distributable Cash, (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recording any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including projected Dividend Taxes and Investment Income Taxes (as defined below)) and potential Taxes on Distribution.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017, March 2018, January 2019 and January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $58.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2020, approximately $40.8 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation.

As described in Item 3 (“Legal Proceedings”), the GUC Trust has executed the Amended Settlement Agreement with certain representatives of a proposed class of Economic Loss Plaintiffs, the Avoidance Action Trust and New GM. If finally approved by the MDL Court, the Amended Settlement Agreement will result in the GUC Trust paying $50.0 million as settlement consideration, among other provisions. On March 27, 2020, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $50.0 million for the purpose of satisfying such settlement consideration. On April 23, 2020, the Bankruptcy Court issued an order granting approval of such motion.

Prior to the dissolution of MLC, certain designated assets and the New GM Securities were maintained at MLC (the latter was retained by MLC to avoid federal income taxes that might have been payable by the GUC Trust upon distribution of the New GM Securities with respect to any appreciation of the securities while in possession of the GUC Trust, or Taxes on Distribution; see discussion below). As required by the Plan, MLC transferred to the GUC Trust on the Dissolution Date (i) record ownership of all remaining undistributed New GM Securities, which consisted of 30,967,561 shares of New GM Common Stock, 28,152,186 New GM Series A Warrants and 28,152,186 New GM Series B Warrants, (ii) approximately $2.0 million designated for Reporting Costs, (iii) approximately $1.4 million designated for reimbursing the indenture trustees and the fiscal and paying agents under the Debtors’ prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the Debtors’ prepetition debt issuances, or Indenture Trustee/Fiscal and Paying Agent Costs, and (iv) certain rights and obligations. Separately, on the Dissolution Date, MLC transferred $500,000 to the Avoidance Action Trust (as defined below) for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust held a residual interest to the extent unused by the Avoidance Action Trust. The expected repayment aggregated approximately $0.4 million. As of March 31, 2019, such remaining funds held by the Avoidance Action Trust approximated $0.4 million and were included in other assets in the Statement of Net Assets in Liquidation as of March 31, 2019 in Item 8 (“Financial Statements and Supplementary Data”). The amount was collected during the year ended March 31, 2020.

By order dated July 2, 2015 (the “Liquidation Order”), the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants into 7,407,155 shares of New GM Common Stock and (ii) 10,352,556 New GM Series B Warrants into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of Allowed General Unsecured Claims (including in respect of the GUC Trust Units) have been and will be made solely in cash. Pursuant to the Liquidation Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

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

The GUC Trust does not and will not engage in any trade or business. As a result, the only income earned by the GUC Trust is interest income and dividends from permitted investments of cash as prescribed by the GUC Trust Agreement. The GUC Trust has no other sources of income. As of March 31, 2020, the GUC Trust had an aggregate of approximately $42.9 million in cash and cash equivalents and $392.8 million in marketable securities consisting of U.S. Treasury bills.

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

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions provided that Resolved Allowed Claims have arisen during the GUC Trust’s preceding fiscal quarter. The GUC Trust may make at its discretion quarterly liquidating distributions to holders of GUC Trust Units to the extent that (i) (a) certain previously Disputed General Unsecured Claims asserted against the Debtors’ estates or Term Loan Avoidance Action Claims are either disallowed or are otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets reserved for distribution in respect of such asserted or potential claims), (b) certain Excess GUC Trust Distributable Assets (as defined below) that were previously set aside from distribution are released in the manner permitted under the GUC Trust Agreement and (c) the amount of Distributable Cash set aside for purposes of funding potential Wind-Down Costs, Reporting Costs and/or Taxes on Distribution, as applicable, is reduced from prior levels, and (ii) as a result of the foregoing, the amount of Excess GUC Trust Distributable Assets as of the end of the relevant quarter exceeds thresholds set for in the GUC Trust Agreement, or the Minimum Threshold, described below. If a distribution of Excess GUC Trust Distributable Assets is to be made, then the GUC Trust Administrator must select the record date for such distribution. Each quarterly distribution is made as promptly as practicable following the close of the immediately preceding fiscal quarter.

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

On or about the Effective Date, there were approximately $29,771 million in Allowed General Unsecured Claims, or the Initial Allowed General Unsecured Claims. As of March 31, 2020, there were approximately $32,086 million in Allowed General Unsecured Claims. See the table on page 31 for a summary of the Allowed General Unsecured Claims, Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.

Since the Effective Date, the GUC Trust has made certain quarterly distributions. These quarterly distributions have been made (i) to holders of Resolved Allowed Claims arising during the GUC Trust’s preceding fiscal quarter, if any, (ii) to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements, if any, and (iii) to beneficiaries of GUC Trust Units for fiscal quarters in which the amount of GUC Trust Distributable Assets as of the end of the relevant quarter exceeded the Minimum Threshold. Distributions in the fiscal years ended March 31, 2020 and 2019 are described below.

During the year ended March 31, 2020, distributions were made to holders of Resolved Term Loan Avoidance Action Claims arising in the quarter ended September 30, 2019. Distributions were also made during the years ended March 31, 2020 and 2019 to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements.

In respect of Allowed General Unsecured Claims aggregating $32,086 million as of March 31, 2020, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $314.0 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2020, $2.4 million of Distributable Cash in respect of Allowed General Unsecured Claims. See the table on page 32 for a summary of the GUC Trust’s distributable assets.

As discussed above, in addition to Distributable Cash, the GUC Trust Agreement also provides for the distribution of beneficial interests in units, or GUC Trust Units, to holders of Allowed General Unsecured Claims in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. Pursuant to a No Action Letter received from the SEC on May 23, 2012 (the “No Action Letter”), the GUC Trust Units are currently issued in book-entry form only, represented by one or more global certificates registered in the name of the Depository Trust Company (which is referred to in this Annual Report on Form 10-K as DTC), as depositary, or Cede & Co., its nominee. See “Description of the GUC Trust Units” below for a more detailed discussion of the GUC Trust Units. As such, the GUC Trust Units are transferable in accordance with the procedures of DTC and its direct and indirect participants. The GUC Trust has issued additional GUC Trust Units, in transferable form, in connection with each of the quarterly distributions that occurred in respect of the fiscal quarter ended June 30, 2012 and thereafter. As of March 31, 2020, the total number of GUC Trust Units outstanding or issuable was 32,086,501.

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

There were approximately $8,154 million in Disputed General Unsecured Claims as of the Effective Date. This amount reflects liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims, but does not include Term Loan Avoidance Action Claims. As of March 31, 2020, there were no remaining Disputed General Unsecured Claims. See the table on page 31 for a summary of the status of the claims resolution process as of March 31, 2020.

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

Under the Plan, the Debtors were directed to transfer to the GUC Trust assets in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, or the Residual Wind-Down Assets, including the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $40.0 million in cash (including approximately $1.4 million for the payment of Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. Based on the Debtors’ estimate of the amount necessary to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, the GUC Trust Administrator established a reserve for Residual Wind-Down Claims of approximately $33.8 million relating to approximately $246.2 million in Residual Wind-Down Claims (which amount was increased to approximately $278.5 million by additional Residual Wind-Down Claims arising subsequent thereto). In addition, the GUC Trust increased its reserve for liquidation costs by approximately $9.0 million for Residual Wind-Down Costs associated with these obligations and Avoidance Action Defense Costs (subsequently the remaining amounts associated with Residual Wind-Down Costs in reserves for expected liquidation costs were reclassified to reserves for Residual Wind-Down Claims and Costs). Since the Dissolution Date, the GUC Trust has resolved approximately $278.5 million in disputed Residual Wind-Down Claims, allowing $35.5 million, while disallowing $243.0 million.

The amount of Avoidance Action Defense Costs incurred exceeded the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims arose in the amount of such excess. As a result of the Term Loan Avoidance Action settlement described below and by virtue of the terms of the associated settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

As of March 31, 2020, Residual Wind-Down Assets of $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of March 31, 2020. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding liability is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Statement of Net Assets in Liquidation.

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

As of March 31, 2020, approximately $1.1 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation. Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of GUC Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As has previously occurred with respect to the Administrative Fund and the Reporting and Transfer Cash, if the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including any Dividend Taxes and Investment Income Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) the GUC Trust is required to fund Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve Distributable Cash for these purposes. The GUC Trust Administrator may then appropriate Distributable Cash to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to appropriation of Distributable Cash for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the appropriation of such Distributable Cash will constitute part of Other Administrative Cash.

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

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on any capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units and by sale of New GM Securities, unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for any remaining net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable. See “Critical Accounting Policies and Estimates—Income Taxes” in item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 8 (“Income Taxes”) in Item 8 (“Financial Statements and Supplementary Data”) below. As a result of cumulative capital losses utilizing the new tax position described below and net operating losses, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future.

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

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. The GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) have expired and can no longer be utilized by the GUC Trust. While the GUC Trust’s net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016. In addition, no income taxes are expected to be paid in the future. As a result, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time. Such determination was also made for each quarter since (and including) September 30, 2016.

For additional information, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Term Loan Avoidance Action

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, sought the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the trust established under the Plan for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As previously disclosed, a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As of March 31, 2020, approximately $67.8 million had been distributed by the GUC Trust to such holders. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

Dissolution of the GUC Trust

The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2021. The GUC Trust Administrator can apply to the Bankruptcy Court for a shorter or longer term in order to complete the resolution of all potential claims, the wind-down of the Debtors’ affairs and the distribution of any remaining assets of the Debtors. It is anticipated that the GUC Trust will be required to seek approval to further extend its term because, although uncertain at this time, it is anticipated that wind-down and distribution of assets will not be completed by March 31, 2021.

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

Availability of Information Relating to the GUC Trust and New GM

The GUC Trust files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. In addition, the GUC Trust files quarterly reports pursuant to the requirements of the GUC Trust Agreement, or GUC Trust Reports, with the Bankruptcy Court. The GUC Trust Agreement, related documentation and all information filed with the Bankruptcy Court by the GUC Trust Administrator, including the GUC Trust Reports, can be accessed free of charge on the GUC Trust website at www.mlcguctrust.com, and the GUC Trust’s and New GM’s filings with the SEC can be accessed free of charge at www.sec.gov. As of March 31, 2020, New GM’s common stock was trading at $20.78 per share. The GUC Trust does not currently hold any New GM common stock.

Description of the GUC Trust Units

The following summary of the GUC Trust Units is not intended to be complete and is subject to, and qualified in its entirety by reference to, the GUC Trust Agreement, as amended, and the Delaware Act. You should read the GUC Trust Agreement, as amended and restated, which is filed as an exhibit to this annual report on Form 10-K for additional information.

The GUC Trust Agreement provides for the distribution of GUC Trust Units for the benefit of creditors holding Allowed General Unsecured Claims, in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. To the extent a Disputed General Unsecured Claim or a Term Loan Avoidance Action Claim became an Allowed General Unsecured Claim, the holder of that claim received Distributable Cash (including Dividend Cash) and the GUC Trust Units corresponding to what the holder would have received had the claim been allowed as of the Effective Date. To the extent all or portion of a Disputed General Unsecured Claim was ultimately disallowed (or it became clear that the Term Loan Avoidance Claims, or a portion thereof, would not become Allowed General Unsecured Claims), Distributable Cash reserved for that claim or such disallowed portion of that claim became excess assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units.

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

“Amended Settlement Agreement” means the agreement entered into on May 1, 2020 to amend the Settlement Agreement to allow the Avoidance Action Trust to become a party to the settlement.

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

“Ignition Switch Economic Loss Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM and/or the GUC Trust seeking compensatory and other damages and other relief for economic losses allegedly resulting from the Ignition Switch Recall, or the underlying condition of the vehicles subject to the Ignition Switch Recall.

“Ignition Switch Personal Injury Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM and/or the GUC Trust seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the Ignition Switch Recall.

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

“IRS” means the Internal Revenue Service.

“Late Claims Motions” means the motions filed in the Bankruptcy Court, seeking permission to file late claims against the GUC Trust, by plaintiffs in the Ignition Switch Economic Loss Actions and Ignition Switch Personal Injury Actions.

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

“MDL Court” means, with respect to case number 14-MD-2543 (JMF), the United States District Court for the Southern District of New York.

“MDL Proceeding” means the actions that have been transferred to and consolidated under the case number 14-MD-2543 (JMF) and are pending before the MDL Court, including certain Recall-Related Actions.

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

“Personal Injury Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM and/or the GUC Trust seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM.

“Plan” means the Debtors’ Second Amended Joint Chapter 11 Plan, filed with the Bankruptcy Court on March 18, 2011.

“QSF” means Qualified Settlement Fund under applicable regulations of the United States Department of Treasury.

“Recall-Related Actions” means, collectively, the Ignition Switch Economic Loss Actions and the Personal Injury Actions.

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

“SEC” means the Securities and Exchange Commission.

“Second Circuit” means the United States Court of Appeals for the Second Circuit.

“Settlement Agreement” means the agreement entered into on March 27, 2020 for a settlement with the Economic Loss Plaintiffs and New GM providing for the following key terms: (i) the GUC Trust shall pay $50 million in settlement consideration in return for a release from all class members asserting a Recall Related Action based on economic loss against the GUC Trust; (ii) the GUC Trust shall be entitled to make a $300 million Excess Distribution to its Unitholders; and (iii) the GUC Trust shall release any and all potential claims against New GM, including the ability to seek the Adjustment Shares.

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

The remaining liquidation period of the GUC Trust is uncertain, because the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. If the remaining liquidation period exceeds current estimates, Wind-Down and Reporting and Transfer Costs are likely to exceed amounts accrued as of March 31, 2020.

The remaining liquidation period of the GUC Trust is uncertain. The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2021. The GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. The term of the GUC Trust may again be extended upon application to and approval of the Bankruptcy Court as necessary to complete the resolution of all potential claims and the wind-down of MLC. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence. It is currently anticipated that the GUC Trust will be required to seek further approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed by March 31, 2021. As of March 31, 2020, for purposes of recording reserves for Expected Costs of Liquidation, the GUC Trust has estimated that the remaining liquidation period will likely extend through July 2021. If the GUC Trust is required to seek another extension of the term and such request is approved by the Bankruptcy Court, and if the remaining liquidation period extends beyond July 2021, additional Wind-Down Costs and Reporting and Transfer Costs are likely to be incurred in continuing the operations of the GUC Trust beyond those accrued as of March 31, 2020.

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

Prior to the liquidation of all New GM Securities previously held by the GUC Trust described under the heading “The GUC Trust Assets” in Item 1 (“Business”) above, in March and December 2012, and again in January 2015, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain accrued and projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Pursuant to such approvals, sales of New GM Securities to fund estimated and projected Wind-Down Costs, along with estimated and projected Reporting Costs, aggregated approximately $61.7 million, including Dividend Cash of $0.2 million (which amount of $61.7 million comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). In December 2015, February 2017, March 2018, January 2019 and January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $58.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2020, Distributable Cash (including Dividend Cash) of $41.5 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2020. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units.

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

As described below and in Item 3 (“Legal Proceedings”), the GUC Trust has executed the Amended Settlement Agreement with certain Economic Loss Plaintiffs, the Avoidance Action Trust and New GM. Pursuant to the Amended Settlement Agreement, on March 27, 2020, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $50.0 million for the purpose of satisfying settlement consideration pursuant to the Amended Settlement Agreement. On April 23, 2020, the Bankruptcy Court issued an order granting approval of such motion.

Litigation against plaintiffs seeking to assert late claims against the GUC Trust on account of Personal Injury Actions is ongoing. In the event that some or all of these plaintiffs are entitled to file claims against the GUC Trust and those claims are allowed, they will be paid from Distributable Cash and reduce the amounts available for distribution to Unitholders.

After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the appropriation of Distributable Cash to fund Wind-Down Costs or Reporting Costs will be distributed to the beneficiaries of the GUC Trust Units.

No assurance may be given that claims relating to accidents or other incidents, including recalls, involving General Motors vehicles manufactured or sold prior to July 10, 2009 and/or settlements previously reached with plaintiffs asserting such claims will not adversely affect the GUC Trust, its assets or the Plan

No assurance may be given that claims relating to accidents or other incidents, including recalls involving General Motors vehicles manufactured or sold prior to July 10, 2009, and/or settlements previously reached with plaintiffs asserting such claims, will not become allowed claims and thereby dilute the remaining assets of the GUC Trust. Since the beginning of 2014, New GM has recalled millions of vehicles due to defective ignition switches, including, but not limited to, the Ignition Switch Recall, and has recalled millions more vehicles to address certain electrical and other safety concerns. Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed May 6, 2020, New GM disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Economic Loss Actions and the Personal Injury Actions, see “General Motors Product Recalls” in Item 3 (“Legal Proceedings”) below.

Other Matters

The GUC Trust has been named a defendant in an action by a claimant asserting claims against Old GM (among others). The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision to the United Stated District Court for the Southern District of New York. The appeal was fully briefed by all parties and oral argument was held on October 30, 2018. On March 27, 2019, the District Court entered a Memorandum Opinion and Order [17-cv-08538-LTS, ECF No. 40], which affirmed the Bankruptcy Court’s decision and dismissed the appeal. On April 23, 2019, the claimant filed a Notice of Appeal to the Court of Appeals for the Second Circuit, case no 19-1083. The Second Circuit has dismissed the appeal and the Bankruptcy Court decision has become a final order.

In addition, on January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust timely objected to the Trailblazer Late Claim Motion. The Bankruptcy Court heard oral argument on May 23, 2019. On May 28, 2019, the Bankruptcy Court issued the Memorandum Opinion and Order Denying Motion to Permit Filing of Late Claim [ECF No. 14516] denying the Trailblazer Late Claim Motion. The Elliotts appealed the Bankruptcy Court’s order denying their Trailblazer Late Claim Motion. The appeal is fully briefed and awaiting decision by the District Court.

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

In its quarterly report on Form 10-Q filed May 6, 2020, New GM disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases concern the Ignition Switch Recall. In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases concern the Ignition Switch Recall and certain other cases concern recalls other than the Ignition Switch Recall.

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

Concurrently with the proceedings before the MDL Court, plaintiffs have sought to file claims against the GUC Trust in the Bankruptcy Court on account of Recall-Related Actions. Litigation regarding whether these plaintiffs can file late proofs of claim has been ongoing in the Bankruptcy Court since 2016, and the GUC Trust attempted to settle with the Economic Loss Plaintiffs on three separate occasions. On March 27, 2020, the GUC Trust entered into a settlement with the Economic Loss Plaintiffs and New GM, which was amended on May 1, 2020 to include the Avoidance Action Trust. Key terms of the Amended Settlement Agreement include (i) the GUC Trust shall pay $50 million in settlement consideration in return for a release from all class members asserting a Recall Related Action based on economic loss against the GUC Trust; (ii) the GUC Trust shall be entitled to make a $300 million Excess Distribution to its Unitholders; and (iii) the GUC Trust shall release any and all potential claims against New GM, including the ability to seek the Adjustment Shares.

This description is a summary of key terms only, and does not purport to describe all terms of the Amended Settlement Agreement and the Amended Settlement Agreement is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the GUC Trust on May 5, 2020.

The Amended Settlement Agreement does not address or resolve claims based upon personal injury and/wrongful death. Litigation surrounding Personal Injury Actions continues in the Bankruptcy Court.

Other Matters

The GUC Trust has been named a defendant in an action by a claimant asserting claims against Old GM (among others). The claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. On October 18, 2017, the Bankruptcy Court denied the claimant’s motion in its entirety, holding that the claimant received adequate due process, and could not demonstrate excusable neglect necessary to file a late proof of claim. On October 26, 2017, the claimant filed a notice of appeal of the Bankruptcy Court’s decision to the United Stated District Court for the Southern District of New York. The appeal was fully briefed by all parties and oral argument was held on October 30, 2018. On March 27, 2019, the District Court entered a Memorandum Opinion and Order [17-cv-08538-LTS, ECF No. 40], which affirmed the Bankruptcy Court’s decision and dismissed the appeal. On April 23, 2019, the claimant filed a Notice of Appeal to the Court of Appeals for the Second Circuit, case no 19-1083. The Second Circuit has dismissed the appeal, and the Bankruptcy Court decision is now a final order.

In addition, on January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust timely objected to the Trailblazer Late Claim Motion. The Bankruptcy Court heard oral argument on May 23, 2019. On May 28, 2019, the Bankruptcy Court issued the Memorandum Opinion and Order Denying Motion to Permit Filing of Late Claim [ECF No. 14516] denying the Trailblazer Late Claim Motion. The Elliotts appealed the Bankruptcy Court’s order denying their Trailblazer Late Claim Motion. The appeal is fully briefed and awaiting decision by the District Court.

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

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its fiscal year ended March 31, 2020. It is intended to be read in conjunction with the financial statements of the GUC Trust included in Item 8 (“Financial Statements and Supplementary Data”) below.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Purpose of Trust”) in Item 8 (“Financial Statements and Supplementary Data”) and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for expected liquidation costs, the accrual for investment income from marketable securities and the contingent settlement obligation represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the headings “Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities,” “Reserves for Expected Costs of Liquidation” and “Contingent Settlement Obligation,” estimates for investment income expected to be earned over the remaining liquidation period, estimates for the expected costs of liquidation and estimates regarding the incurrence of the contingent settlement obligation, may change in the near term, and such change could be material.

The GUC Trust beneficiaries are holders of Allowed General Unsecured Claims (to the extent their liquidating distributions have not yet been paid to them) and holders of GUC Trust Units. As Disputed General Unsecured Claims and Term Loan Avoidance Action Claims were resolved and allowed and thereby became Allowed General Unsecured Claims, the holders thereof became entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurred an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable were recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust was obligated to distribute as of the end of the period in which Disputed General Unsecured Claims and Term Loan Avoidance Action Claims were resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities were not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust were reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at carrying value, which approximates fair value (when receivables for associated interest income earned included in accrued investment income in the accompanying Statements of Net Assets in Liquidation are combined with the carrying value of such U.S. Treasury bills). Estimated investment income expected to be received on holdings of marketable securities and cash equivalents is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields (or expected yields resulting from recent changes in the federal funds rate) on U.S. Treasury bills in which the marketable securities are invested. Modifications are made to the accrual when yields on holdings of U.S. Treasury bills as of the date of the financial statement significantly differ from more recent yields. Estimates of forecasted cash outflows consider the amount and timing of distributions with respect of GUC Trust Units. Such estimates may change in the near term, and such change may be material.

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

As of March 31, 2020, such remaining liquidation period is estimated to extend through July 2021 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond July 2021. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, during the quarter ended March 31, 2020, the GUC Trust accrued a contingent settlement obligation pursuant to the Amended Settlement Agreement described in Item 3 (“Legal Proceedings”). During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation pursuant to a previously executed settlement agreement. As a result of developments in the related litigation, such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties then associated with the effectiveness of such settlement agreement in effect at that time. Estimates regarding future payment of the contingent settlement obligation may change in the near term, and such change may be material.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust Professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the table below for net operating loss carryovers generated through March 31, 2020 could be subject to examination by the IRS in subsequent years if those losses are utilized. As of March 31, 2020, there are no known items which would result in a significant accrual for uncertain tax positions.

As described below, the GUC Trust’s capital loss carryovers have expired and are no longer available to be utilized by the GUC Trust under the Five Year Rule. However, as described below, such capital loss carryovers may be utilized by Claimants (as defined below) and could be subject to examination by the IRS in subsequent years if those losses are so utilized.

As of March 31, 2020, the GUC Trust had capital loss carryovers and net operating loss carryovers (or together, the Loss Carryovers) for which the GUC Trust had not taken a deduction in the amounts set forth below, scheduled by the year the losses were incurred, net of losses utilized in subsequent years to offset net taxable income or gains. These amounts reflect the Loss Carryovers shown on the federal income tax returns filed by the GUC Trust, which have not been examined by the IRS, as follows (in thousands):

Taxable Year Ended	Net Operating Loss Carryovers	Capital Loss Carryovers
March 31, 2012	$37,830	$158,137
March 31, 2013	32,128	22,635
March 31, 2014	14,322	—
March 31, 2015	1,761	1,674
March 31, 2016	15,276	—
March 31, 2017	27,596	—
March 31, 2018	10,360	—
March 31, 2019	—	—
March 31, 2020	1,287	—

Total	$140,560	$182,446

As of the quarter ended September 30, 2015, the GUC Trust had disposed of all of its capital assets. Accordingly, the GUC Trust does not expect to recognize any additional capital gains or losses going forward. In general, capital losses may be carried forward by corporations for five years after such losses were incurred (or the Five Year Rule) and may be carried forward indefinitely by non-corporate persons. The capital loss carryovers of $158.1 million, $22.6 million and $1.7 million attributable to the years ended March 31, 2012, 2013 and 2015, respectively, are no longer available for utilization by the GUC Trust under the Five Year Rule. Net operating losses generally may be carried forward for 20 years after such losses are incurred; although, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, any net operating losses generated in tax years beginning after December 31, 2017, may be carried over indefinitely. In addition, pursuant to the “Coronavirus Aid, Relief and Economic Security Act” enacted on March 27, 2020, net operating losses are immediately permitted to be carried back for five years. The net operating loss carryover attributable to the year ended March 31, 2012 was reduced by approximately $0.2 million, as a result of the utilization of a portion of the carryover to offset the net taxable income recognized in the year ended March 31, 2019.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of March 31, 2020, there were 32,086,501 GUC Trust Units outstanding and $32.1 billion of Allowed General Unsecured Claims.

In addition, because the GUC Trust computes its taxable income in the same manner as a corporation, it is unclear whether, and if so, to what extent, the Five Year Rule might affect the amount of unused capital loss carryovers to which GUC Trust Claimants may succeed under the Loss Succession Rule.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for estimated investment income expected to be received, expected liquidation costs, the fair value of marketable securities and the contingent settlement obligation. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the year ended March 31, 2020, net assets in liquidation decreased by approximately $487.9 million, from approximately $494.5 million to approximately $6.6 million, principally as a result of liquidating distributions of $417.9 million, the incurrence of a contingent settlement obligation of $48.0 million, a net reversal of investment income of $20.5 million and net additions of $1.5 million to the reserves for expected costs of liquidation. The liquidating distributions consist of distributions paid and payable to holders of Resolved Term Loan Avoidance Action Claims and distributions payable to holders of GUC Trust Units. As described in Note 3 (“Net Assets in Liquidation”) in Item 8 (“Financial Statements and Supplementary Data”) below, the incurrence of the contingent settlement obligation is associated with the Amended Settlement Agreement described in Item 3 (“Legal Proceedings”). Also as described in Note 3 (“Net Assets in Liquidation”), the net reversal of investment income is primarily associated with a reversal of accrued investment income resulting from a reduction in yields on U.S. Treasury bills, along with changes in forecasted cash outflows with respect to the expected dates to make distributions in respect of GUC Trust Units during such period. Such changes in forecasted cash outflows resulted from shortenings in the expected dates to make distributions to holders of GUC Trust Units. Such shortenings in the expected dates to make distributions to holders of GUC Trust Units are associated with the execution of the Amended Settlement Agreement described in Item 3 (“Legal Proceedings”). As described in “Liquidation and Administrative Costs” below, the net additions to the reserves for expected costs of liquidation of $1.5 million is primarily associated with an increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls, largely offset by a reduction in the estimated length of the remaining liquidation period.

There was no income tax provision or benefit during the year ended March 31, 2020 as a result of cumulative net operating losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such period. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable. See “Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” in Item 1 (“Business”) above and Note 8 (“Income Taxes”) in Item 8 (“Financial Statements and Supplementary Data”) below.

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

As of March 31, 2020, the GUC Trust had approximately $28.7 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $37.5 million in reserves as of March 31, 2019. The following table summarizes in greater detail the changes in such reserves during the year ended March 31, 2020:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2019	$23,379	$13,996	$110	$37,485
Add additions to (reductions in) reserves	5,059	(3,537)	—	1,522
Less liquidation costs incurred:
Trust Professionals	(3,330)	(2,303)	—	(5,633)
Trust Governance	(2,465)	(1,800)	(28)	(4,293)
Other Administrative Expenses	(113)	(256)	—	(369)

Balance, March 31, 2020	$22,530	$6,100	$82	$28,712

Reserves for expected costs of liquidation increased approximately $1.5 million during the year ended March 31, 2020, in order to reflect a $5.1 million increase in expected Wind-Down Costs and a $3.5 million decrease in expected Reporting Costs. The increase in expected Wind-Down Costs during the year ended March 31, 2020 is primarily associated with an increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units for legal fees, largely offset by a net reduction of nine months in the estimated end date of the remaining liquidation period. The decrease in expected Reporting Costs during the year ended March 31, 2020 is primarily associated with the aforementioned net reduction in the estimated end date of the remaining liquidation period. In comparison, reserves were increased approximately $9.5 million during the year ended March 31, 2019, in order to reflect a $4.1 million increase in expected Wind-Down Costs and a $5.4 million increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the year ended March 31, 2019 is primarily associated with a net extension of seventeen months in the estimated end date of the remaining liquidation period, partly offset by a reversal of expected noticing costs that were previously accrued and a reduction of legal fees associated with balances due. The increase in expected Reporting Costs during the year ended March 31, 2019 is primarily associated with aforementioned net extension in the estimated end date of the remaining liquidation period.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the year ended March 31, 2020. Trust professional costs incurred during the year ended March 31, 2020 were approximately $5.6 million, as compared to $5.2 million for the year ended March 31, 2019. The increase of $0.4 million from year to year was primarily due to increases in Wind-Down Costs charged to the reserves. Trust governance costs incurred during the year ended March 31, 2020 were approximately $4.3 million, as compared to $4.5 million for the year ended March 31, 2019. The decrease of $0.2 million from year to year was primarily due to decreases in Wind-Down Costs charged to the reserves. Other administrative costs during the years ended March 31, 2020 and 2019 were approximately $0.4 million and $0.3 million, respectively. For additional information regarding the components of each category of costs, see “The GUC Trust Assets” in Item 1 (“Business”) above.

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of March 31, 2020, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there is not a reasonable basis for estimation as of March 31, 2020. In particular, as of March 31, 2020, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through July 2021, which date is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Additionally, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of the remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond July 2021.

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

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the year ended March 31, 2020:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claims Amount (3)
Total, March 31, 2019	$31,855,432	$50,000	$1,494,843	$1,544,843	$33,400,275
New Allowed General Unsecured Claims	231,000	—	—	—	231,000
Disputed General Unsecured Claims resolved or disallowed	—	(50,000)	—	(50,000)	(50,000)
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(1,494,843)	(1,494,843)	(1,494,843)

Total, March 31, 2020	$32,086,432	$—	$—	$—	$32,086,432

(1)

Remaining Disputed General Unsecured Claims as of March 31, 2019 represented a general claim contingency for any future disputed claims or other obligations of the GUC Trust. During the year ended March 31, 2020, the GUC Trust released such general claim contingency because it was no longer deemed necessary.

(2)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(3)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As described under the heading “Term Loan Avoidance Action” in Item 1 (“Business”), the Term Loan Avoidance Action was settled among the parties resulting in recoveries to the Avoidance Action Trust of approximately $231.0 million on July 1, 2019. As a result, on July 1, 2019, Resolved Term Loan Avoidance Action Claims arose in a corresponding amount and the holders became entitled to receive distributions aggregating approximately $68.5 million.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of March 31, 2020 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(314,043)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(58,803)

Holdings as of March 31, 2020	—	—	—	393,431

Less: Distributions payable as of March 31, 2020 (2)				(351,876)
Add: Distributions payable to holders of GUC Trust Units as of March 31, 2020				349,438
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(41,549)

Distributable Assets as of March 31, 2020 (3)				$349,444

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

(2)

Distributions Payable includes (a) distributions payable to holders of GUC Trust Units and (b) amounts payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on May 11, 2020. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of March 31, 2020, there were approximately $32,086 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $314.0 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2020, $2.4 million of Distributable Cash in respect of Allowed General Unsecured Claims and has recorded distributions payable to holders of GUC Trust Units of $349.4 million as of March 31, 2020. Pursuant to the Amended Settlement Agreement described in Item 3, “Legal Proceedings”), the GUC Trust made a distribution of $300 million to holders of GUC Trust Units on May 28, 2020.

As described in Item 1 (“Business”) above, on April 3, 2020, the Bankruptcy Court issued an order granting approval of the GUC Trust’s motion filed on March 27, 2020 seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $50.0 million for settlement consideration under the Amended Settlement Agreement.

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

As of March 31, 2020, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $349.4 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the headings “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. As of March 31, 2020, such Distributable Cash is available for distribution to holders of GUC Trust Units in future periods. Pursuant to the Amended Settlement Agreement, the GUC Trust made a distribution of $300.0 million to holders of GUC Trust Units on May 28, 2020. The GUC Trust expects to make further distributions to holders of GUC Trust Units upon the winding up of the GUC Trust.

Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities in July and August 2015, New GM Securities were set aside to fund projected liquidation and administrative costs and potential income tax liabilities as described below.

Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash (including Dividend Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Under the current methodology, the amount to be set aside is equal to the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes). Beginning in the quarter ended June 30, 2019, such estimates of unfunded projected liquidation and administrative costs reflect projected costs over a longer estimated remaining life of the GUC Trust associated with resolution of the GM product recall litigation described in Item 3 (“Legal Proceedings”) than that used in estimating the remaining life of the GUC Trust for financial reporting purposes. For the quarter ended March 31, 2020, such longer estimated remaining life of the GUC Trust for purposes of the set aside calculations extends through March 2022 (for set aside purposes).

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

For the quarter ended March 31, 2020, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was decreased by $39.2 million to $41.5 million. Such decrease was primarily related to a reduction of forty-nine months in the estimated end date of the remaining life of the GUC Trust for holdback purposes, along with the appropriation of Distributable Cash of $10.8 million in January 2020 included in the total of such appropriations described under the heading “The GUC Trust Assets” in Item 1 (“Business”) above, partly offset by an increase for the expected settlement consideration of $50.0 million to be paid pursuant to the Amended

Settlement Agreement. Accordingly, as of March 31, 2020, the GUC Trust had set aside from distribution Distributable Cash of $41.5 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. The GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) have expired and can no longer be utilized by the GUC Trust. While the GUC Trust’s net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016. Accordingly, no income taxes are expected to be paid in the future. As a result, beginning with the quarter ended September 30, 2016 and as of March 31, 2020, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the year ended March 31, 2020:

Year Ended March 31, 2020
Outstanding or issuable as of beginning of year	31,855,504
Issued during the year	230,997
Less: Issuable as of beginning of year	—
Add: Issuable as of end of year	—

Outstanding or issuable as of end of year (1) (2)	32,086,501

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

During the year ended March 31, 2020, the GUC Trust’s holdings of cash and cash equivalents increased approximately $41.1 million from approximately $1.8 million to approximately $42.9 million. The increase was primarily due to cash received from the sale of marketable securities in excess of reinvestments of $110.4 million, along with interest and dividend income received on such marketable securities of $9.0 million and receipt of a $0.4 million reimbursement from the Avoidance Action Trust, partly offset by cash paid for liquidating distributions of $67.8 million and liquidation and administrative costs of $10.9 million.

During the year ended March 31, 2020, the funds invested by the GUC Trust in marketable securities decreased approximately $110.4 million, from approximately $503.2 million to approximately $392.8 million. The decrease was due primarily to the sale of marketable securities to fund the payments described above during the period. The GUC Trust earned on the accrual basis approximately $9.0 million in interest income on such investments during the year.

As of March 31, 2020, the GUC Trust held approximately $435.6 million in cash and cash equivalents and marketable securities. Of such amount, approximately $393.4 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of March 31, 2020, is approximately $10.9 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, unless such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs or any income tax liabilities.

As of March 31, 2020, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $2.4 million for liquidating distributions payable as of that date (exclusive of distributions payable to holders of GUC Trust Units of $349.4 million) and (b) $41.5 million to fund unfunded projected liquidation and administrative costs. As described in Item 1 (“Business”) above, on April 3, 2020, the Bankruptcy Court issued an order granting approval of the GUC Trust’s motion filed on March 27, 2020 seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $50.0 million for settlement consideration under the Amended Settlement Agreement. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $42.2 million in cash and cash equivalents and marketable securities as of March 31, 2020, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $1.4 million (comprising approximately $1.1 million of the remaining Administrative Fund, approximately $0.2 million of the remaining Residual Wind-Down Assets, and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $1.1 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust Professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $40.8 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

Motors Liquidation Company GUC Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Trust Administrator, Trust Monitor,

            and Trust Beneficiaries

Motors Liquidation Company GUC Trust

Opinion on the Financial Statements

We have audited the accompanying statements of net assets in liquidation of the Motors Liquidation Company GUC Trust (the “Trust”) as of March 31, 2020 and 2019, and the related statements of changes in net assets in liquidation and cash flows for each of the years ended March 31, 2020, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2020 and 2019, and the changes in net assets in liquidation and its cash flows for each of the years in the three-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio

June 3, 2020

Motors Liquidation Company GUC Trust

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

March 31, 2020 and 2019

(in thousands)

	March 31, 2020	March 31, 2019
ASSETS
Cash and Cash Equivalents (Note 4)	$42,850	$1,825
Marketable Securities (Note 4)	392,777	503,228
Accrued Investment Income (Note 4)	2,096	31,552
Other Assets	—	665

TOTAL ASSETS	437,723	537,270
LIABILITIES
Accounts Payable and Other Liabilities	2,378	3,327
Liquidating Distributions Payable (Note 5)	351,876	1,785
Contingent Settlement Obligation (Note 4)	48,000	—
Reserves for Expected Costs of Liquidation (Note 7)	28,712	37,485
Reserves for Residual Wind-Down Claims and Costs (Note 7)	177	169

TOTAL LIABILITIES	431,143	42,766

NET ASSETS IN LIQUIDATION (Note 4)	$6,580	$494,504

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

Years Ended March 31, 2020, 2019 and 2018

(in thousands)

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Net Assets in Liquidation, beginning of year	$494,504	$464,803	$488,213
Increase (decrease) in net assets in liquidation:
Net additions to reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 7)	(1,530)	(9,511)	(33,957)
(Liquidating distributions) net reversal of liquidating distributions (Note 5)	(417,909)	—	6,947
(Incurrence) reversal of contingent settlement obligation (Note 4)	(48,000)	15,000	(15,000)
(Net reversal) dividends and interest income (Notes 3 and 4)	(20,491)	23,852	18,600
Other income (Note 3)	6	360	—

Net (decrease) increase in net assets in liquidation	(487,924)	29,701	(23,410)

Net Assets in Liquidation, end of year	6,580	$494,504	$464,803

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

Years Ended March 31, 2020, 2019 and 2018

(in thousands)

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$8,965	$9,795	$4,803
Cash paid for professional fees, governance costs and other administrative costs	(10,933)	(12,455)	(11,886)
Cash paid for Residual Wind-Down Claims and Costs	—	—	(11,705)
Cash paid for distributions	(67,818)	(40)	(433)
Cash receipts for refunds, including amounts due others	—	7	196

Net cash flows used in operating activities	(69,786)	(2,693)	(19,025)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(2,210,573)	(4,331,503)	(3,553,448)
Cash from maturities and sales of marketable securities	2,321,024	4,333,458	3,570,716

Net cash flows from investing activities	110,451	1,955	17,268
Cash flows from financing activities
Cash reimbursement from the Avoidance Action Trust	360	—	—

Net cash flows from financing activities	360	—	—

Net increase (decrease) in cash and cash equivalents	41,025	(738)	(1,757)
Cash and cash equivalents, beginning of year	1,825	2,563	4,320

Cash and cash equivalents, end of year	$42,850	$1,825	$2,563

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

By order dated July 2, 2015 (the “Liquidation Order”), the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants (defined below) into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants (defined below) into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) are being made solely in cash. Pursuant to the Liquidation Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of March 31, 2020, there were no remaining Disputed General Unsecured Claims. See “Allowed and Disputed Claims” in Note 4 below.

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, sought the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the trust established under the Plan for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As previously disclosed and as further described in Item 3 (“Legal Proceedings”), a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As of March 31, 2020, approximately $67.8 million had been distributed by the GUC Trust to such holders. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of March 31, 2020, the remaining Administrative Fund aggregated $1.1 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of GUC Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017, March 2018, January 2019 and January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $58.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2020, Other Administrative Cash aggregated $40.8 million. On March 27, 2020, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $50.0 million for the purpose of satisfying settlement consideration pursuant to the Amended Settlement Agreement described in Item 3 (“Legal Proceedings”). On April 23, 2020, the Bankruptcy Court issued an order approving such motion.

To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of March 31, 2020, Distributable Cash of $41.5 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2020. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended March 31, 2020, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination by the Internal Revenue Service (“IRS”), and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. The GUC Trust’s remaining capital loss carryovers have expired and can no longer be utilized by the GUC Trust. The net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization (on a net basis) is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016. Accordingly, no income taxes are expected to be paid in the future. See Note 8 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial

Condition and Results of Operations”) above for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

The amount of Avoidance Action Defense Costs incurred exceeded the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims arose in the amount of such excess. As a result of the Term Loan Avoidance Action settlement as described above and by virtue of the terms of the associated settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

As of March 31, 2020, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets as of March 31, 2020. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserves for Residual Wind-Down Claims and Costs in the accompanying Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of March 31, 2020, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.1 million and are recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of March 31, 2020.

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

The GUC Trust beneficiaries are holders of Allowed General Unsecured Claims (to the extent their liquidating distributions have not yet been paid to them) and holders of GUC Trust Units. As Disputed General Unsecured Claims and Term Loan Avoidance Action Claims were resolved and allowed and thereby became Allowed General Unsecured Claims, the holders thereof became entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurred an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable were recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust was obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims were resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities were not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust were reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at fair value based on carrying value, which approximates fair value (when receivables for associated interest income earned included in accrued investment income in the accompanying Statements of Net Assets in Liquidation are combined with the carrying value of such U.S. Treasury bills). Estimated investment income expected to be received on holdings of marketable securities and cash equivalents is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields (or expected yields resulting from recent changes in the federal funds rate) on U.S. Treasury bills in which the marketable securities are invested. Modifications are made to the accrual when yields on holdings of U.S. Treasury bills as of the date of the financial statement significantly differ from more recent yields. Estimates of forecasted cash outflows consider the amount and timing of distributions with respect of GUC Trust Units. Such estimates may change in the near term, and such change may be material.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, during the quarter ended March 31, 2020, the GUC Trust accrued a contingent settlement obligation pursuant to the Amended Settlement Agreement described in Item 3 (“Legal Proceedings”). During the quarter ended March 31, 2018, the GUC Trust accrued a contingent settlement obligation pursuant to a previously executed settlement agreement. As a result of developments in the related litigation, such accrual was reversed in the quarter ended September 30, 2018, due to uncertainties then associated with the effectiveness of such settlement agreement in effect at that time. Estimates regarding incurrence of the contingent settlement obligation may change in the near term, and such change may be material.

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

As of March 31, 2020, such remaining liquidation period is estimated to extend through July 2021 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General

Motors vehicle recall litigation could extend the current estimate of such minimum remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond July 2021. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust Professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining net operating loss carryovers generated through March 31, 2020 aggregating $140.6 million, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future. As of March 31, 2020, there are no known items which would result in a significant accrual for uncertain tax positions.

Use of Estimates

The preparation of financial statements on the liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include estimated investment income expected to be received, expected liquidation costs, incurrence of the contingent settlement obligation and fair value of marketable securities. Actual results could differ from those estimates.

Recent Accounting Standards

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The GUC Trust considers the applicability and impact of all ASUs. ASUs not noted herein were assessed and determined to be not applicable.

4. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are current holders of Allowed General Unsecured Claims (to the extent their liquidating distributions have not yet been paid to them) and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and any appropriated Distributable Cash. As of March 31, 2020, GUC Trust Distributable Assets aggregated approximately $349.4 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Cash and Cash Equivalents and Marketable Securities

As of March 31, 2020 and 2019, cash and cash equivalents and marketable securities aggregated $435.6 million and $505.1 million, respectively, and are comprised of the following:

(in thousands)	2020	2019
Distributable Cash (including associated Dividend Cash)	$393,431	$472,070
Other Administrative Cash	40,767	31,445
Administrative Fund	1,161	1,246
Residual Wind-Down Assets	178	175
Funds for Indenture Trustee / Fiscal Paying Agent Costs	90	117

Total	435,627	$505,053

As described in Note 5, as of March 31, 2020, the GUC Trust had accrued liquidating distributions payable aggregating $351.9 million. Such amount includes $349.4 million of distributions payable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets. As described in “Net Assets in Liquidation—Distributable Assets” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above, the GUC Trust made a distribution of $300.0 million to holders of GUC Trust Units on May 28, 2020. In addition, as of March 31, 2020, the amount of Distributable Cash reflected in the table above includes $41.5 million for amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2020. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of March 31, 2020 was $44.0 million (exclusive of distributions payable to holders of GUC Trust Units). As described in Note 2 above, on March 27, 2020, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to appropriate Distributable Cash of $50.0 million for the purpose of satisfying of settlement consideration pursuant to the Amended Settlement Agreement described in Item 3 (“Legal Proceedings”). On April 23, 2020, the Bankruptcy Court issued an order approving such motion.

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of March 31, 2020 and 2019, the GUC Trust had accrued approximately $0.8 million and $30.3 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields (or expected yields resulting from recent changes in the federal funds rate) on U.S. Treasury bills in which the marketable securities are invested. Estimates of forecasted cash outflows consider the amount and timing of distributions in respect of GUC Trust Units. During the year ended March 31, 2020, such accrual was reduced by approximately $29.5 million primarily due to a reduction in yields on U.S. Treasury bills, along with shortenings in the expected dates to make distributions in respect of GUC Trust Units. Such shortenings in the expected dates to make distributions in respect of GUC Trust Units is associated with the execution of the Amended Settlement Agreement described in Item 3 (“Legal Proceedings”). Such accrual, along with receivables for investment income earned as of March 31, 2020 and 2019, is included in Accrued Investment Income in the accompanying Statements of Net Assets in Liquidation.

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

Trust Units

As described in Note 1, under the Plan, each holder of an Allowed General Unsecured Claim has retained a contingent right to receive, on a pro rata basis, additional Distributable Cash (if and to the extent not required for the satisfaction of previously Disputed General Unsecured Claims or Term Loan Avoidance Action Claims, or appropriation for the payment of the expenses or any tax liabilities of the GUC Trust). The GUC Trust has issued units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

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

The following table presents the changes during the years ended March 31, 2020, 2019 and 2018 in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Outstanding or issuable as of beginning of year	31,855,504	31,855,504	31,854,103
Issued during the year	230,997	—	1,448
Less: Issuable as of beginning of year	—	—	(47)
Add: Issuable as of end of year	—	—	—

Outstanding as of end of year (1) (2)	32,086,501	31,855,504	31,855,504

(1)

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

(2)

The number of GUC Trust Units outstanding as of end of year does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis as of the corresponding date because of additional GUC Trust Units that were issued due to rounding.

Contingent Settlement Obligation

As described in Item 3 (“Legal Proceedings”), the GUC Trust has executed the Amended Settlement Agreement with certain representatives of a proposed class of Economic Loss Plaintiffs, the Avoidance Action Trust and New GM. If finally approved by the MDL Court, the Amended Settlement Agreement will result in the GUC Trust paying $50.0 million as settlement consideration consisting of a $48.0 million payment to a fund for the benefit of Economic Loss Plaintiffs and to pay $2.0 million for a portion of noticing costs. The expected payment of $48.0 million to such fund has been accrued as a contingent settlement obligation and the expected payment for noticing costs of $2.0 million has been accrued in the reserves for expected costs of liquidation in the accompanying statement of net assets in liquidation as of March 31, 2020.

Allowed and Disputed Claims

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the years ended March 31, 2020 and 2019:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims (1)	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (2)	Total Claim Amount (3)
Total, March 31, 2018	$31,855,432	$50,000	$1,494,986	$1,544,986	$33,400,418
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(143)	(143)	(143)

Total, March 31, 2019	31,855,432	50,000	1,494,843	1,544,843	33,400,275
New Allowed General Unsecured Claims	231,000	—	—	—	231,000
Disputed General Unsecured Claims resolved or disallowed	—	(50,000)	—	(50,000)	(50,000)
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(1,494,843)	(1,494,843)	(1,494,843)

Total, March 31, 2020	$32,086,432	$—	$—	$—	$32,086,432

(1)

Remaining Disputed General Unsecured Claims as of March 31, 2019 and 2018 represented a general claim contingency for any future disputed claims or other obligations of the GUC Trust. During the year ended March 31, 2020, the GUC Trust released such general claim contingency because it was deemed no longer necessary.

(2)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(3)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As described in Note 2, during the year ended March 31, 2020, the Term Loan Avoidance Action was settled among the parties resulting in recoveries to the Avoidance Action Trust of approximately $231.0 million. As a result, Allowed General Unsecured Claims arose in a corresponding amount and the holders became entitled to receive distributions from the GUC Trust aggregating approximately $68.5 million. As of March 31, 2020, approximately $67.8 million had been distributed by the GUC Trust to such holders.

5. Liquidating Distributions

Liquidating distributions (net reversal of liquidating distributions) in the years ended March 31, 2020, 2019 and 2018 consisted of the following:

(in thousands)	2020	2019	2018
Distributions during the year	$67,818	$40	$433
Less: Liquidating distributions payable as of beginning of year	(1,785)	(1,825)	(9,205)
Add: Liquidating distributions payable as of end of year	351,876	1,785	1,825

Total (net reversal)	$417,909	$—	$(6,947)

The distributions during the year ended March 31, 2020 consisted of distributions to (a) holders of Resolved Term Loan Avoidance Action Claims and (b) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently fulfilled such information requirements.

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

The GUC Trust was obligated as of March 31, 2020 to distribute Distributable Cash of $2.4 million to certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled.

6. Fair Value Measurements

Accounting standards provide a framework for establishing the fair value of assets and liabilities presented in the financial statements. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The Trust’s Cash Equivalents, Marketable Securities, and Liquidating Distributions Payable are presented below as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of March 31, 2020 and 2019.

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

The following table presents information about the GUC Trust’s assets and liabilities presented at fair value as of March 31, 2020 and 2019, and the valuation techniques used by the GUC Trust to determine those fair values.

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,413	$—	$—	40,413
Marketable Securities:
U.S. Treasury bills	—	392,777	—	392,777

Total Assets	$40,413	$392,777	$—	$433,190

Liabilities:
Liquidating distributions payable	$351,876	$—	$—	$351,876

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34	$—	$—	$34
Marketable Securities:
U.S. Treasury bills	—	503,228	—	503,228

Total Assets	$34	$503,228	$—	$503,262

Liabilities:
Liquidating distributions payable	$1,785	$—	$—	$1,785

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates carrying value.

•

Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value (when receivables for associated interest income earned included in accrued investment income in the accompanying Statements of Net Assets in Liquidation are combined with the carrying value of such U.S. Treasury bills).

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

7. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the years ended March 31, 2020, 2019 and 2018:

(in thousands)	Reserve for Expected Wind- Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2017	$9,851	$8,827	$225	$18,903
Plus additions to reserves	25,351	8,597	—	33,948
Less liquidation costs incurred:
Trust Professionals	(7,424)	(2,669)	—	(10,093)
Trust Governance	(2,523)	(1,800)	(81)	(4,404)
Other Administrative Expenses	(51)	(216)	—	(267)

Balance, March 31, 2018	25,204	12,739	144	38,087
Plus additions to reserves	4,122	5,389	—	9,511
Less liquidation costs incurred:
Trust Professionals	(3,125)	(2,113)	—	(5,238)
Trust Governance	(2,695)	(1,801)	(34)	(4,530)
Other Administrative Expenses	(127)	(218)	—	(345)

Balance, March 31, 2019	23,379	13,996	110	37,485
Plus additions to (reductions in) reserves	5,059	(3,537)	—	1,522
Less liquidation costs incurred:
Trust Professionals	(3,330)	(2,303)	—	(5,633)
Trust Governance	(2,465)	(1,800)	(28)	(4,293)
Other Administrative Expenses	(113)	(256)	—	(369)

Balance, March 31, 2020	$22,530	$6,100	$82	$28,712

During the year ended March 31, 2020, estimates of expected Wind-Down Costs (for which there is a reasonable basis for estimation) increased by $5.1 million and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $3.5 million. During the year ended March 31, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $4.1 million and $5.4 million, respectively. During the year ended March 31, 2018, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $25.4 million and $8.6 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such years. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2020, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through July 31, 2021, which was reduced by twenty-seven months from the prior quarter. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Item 3 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated minimum remaining liquidation period of the GUC Trust beyond July 2021. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

The following is a summary of the activity in the reserve for Residual Wind-Down Claims and Costs for the years ended March 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Balance, beginning of year	$169	$169	$966
Plus addition to reserve	8	—	9
Plus reclassification of accrued liability	—	—	9
Less claims allowed during the period	—	—	(815)

Balance, end of year	$177	$169	$169

Residual Wind-Down Claims allowed during the year ended March 31, 2018 primarily consist of Avoidance Action Defense Costs. As a result of the Term Loan Avoidance Action settlement described above and in Item 3 and by virtue of the terms of the associated settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

8. Income Taxes

There was no current tax benefit or provision for the years ended March 31, 2020, 2019 and 2018 due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision for such years ended March 31, 2020, 2019 and 2018 as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods. As a result of the enactment of the “Tax Cuts and Jobs Act” in December 2017, the GUC Trust’s federal income tax rate was reduced from 39.6% to 37% effective April 1, 2018, the first day of the GUC Trust’s fiscal year ended March 31, 2019. In December 2017, the GUC Trust expected that the 37% tax rate would be in effect when its temporary differences reversed and, accordingly, the GUC Trust’s deferred tax assets and liabilities were adjusted to the enacted 37% tax rate as of December 31, 2017. There was no impact on the deferred tax provision as the result of the establishment of a full valuation allowance against net deferred tax assets at December 31, 2017.

Deferred taxes in the accompanying Statement of Net Assets in Liquidation as of March 31, 2020 and 2019 are comprised of the following components:

(in thousands)	2020	2019
Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$6,989	$13,932
Net operating and capital loss carryovers	52,007	52,150

Gross deferred tax assets	58,996	66,082
Less: Valuation allowance	(58,701)	(54,740)

Deferred tax asset, net of valuation allowance	295	11,342
Deferred tax liabilities:
Accrued investment income	(295)	(11,342)

Gross deferred tax liabilities	(295)	(11,342)

Net deferred taxes	$—	$—

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

Remaining net operating loss carryovers generated through March 31, 2020, aggregating $140.6 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize (on a net basis) any net operating loss carryovers in the future. All capital loss carryovers have expired as of March 31, 2020. The net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.0 million at March 31, 2020 (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the GUC Trust’s loss carryovers (including those no longer available for utilization by the GUC Trust) potentially could succeed to Claimants (as defined above pursuant to tax rules). Reference is made thereto for further information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $58.7 million and $54.7 million was established as of March 31, 2020 and 2019, respectively, because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable. The valuation allowance increased by $4.0 million and decreased by $5.4 million during the years ended March 31, 2020 and 2019, respectively.

9. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may in the future receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the years ended March 31, 2020, 2019 and 2018.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During each of the years ended March 31, 2020, 2019 and 2018, the total amount of such fees and commissions was approximately $0.2 million, $0.3 million and $0.3 million, respectively.

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

The GUC Trust Administrator is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). During the fiscal period covered by this report, the management of the GUC Trust, with the participation of the Administrative Vice President of the GUC Trust Administrator, conducted an evaluation of the effectiveness of its internal control over financial reporting, based on the framework in “Internal Control– Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the GUC Trust’s management has concluded that, as of March 31, 2020, the GUC Trust’s internal control over financial reporting was effective. This annual report does not include an auditor’s attestation report regarding internal control over financial reporting, because the GUC Trust is a non-accelerated filer and is therefore not subject to such auditor attestation requirements under applicable rules of the SEC.

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing evaluation, during the fiscal year ended March 31, 2020, no other change occurred that materially affected, or is reasonably likely to materially affect, the GUC Trust’s internal control over financial reporting.

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

The GUC Trust Administrator’s role is provided for under the GUC Trust Agreement, and such role includes without limitation the obligation to (i) hold, manage, sell, invest and distribute the assets comprising the corpus of the GUC Trust, (ii) prosecute and resolve objections to any Disputed General Unsecured Claims, (iii) take all necessary actions to administer the wind-down of the affairs of the Debtors, and (iv) resolve and satisfy (to the extent allowed) any Residual Wind-Down Claims. The responsibilities of the GUC Trust Administrator in connection with the wind-down of MLC and its Debtor subsidiaries include monitoring and enforcing the implementation of the Plan as it relates to the wind-down, paying taxes and filing tax returns, making any other necessary tax filings related to the wind-down and in general taking any other actions necessary or appropriate to wind-down MLC and its debtor subsidiaries and obtain an order closing the Debtors’ chapter 11 cases.

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

Pursuant to the No Action Letter, in response to Item 401 of Regulation S-K, this Annual Report on Form 10-K includes disclosure relating to certain individuals who are employed by the GUC Trust Administrator and GUC Trust Monitor, respectively, in a leadership capacity with respect to the administration by the GUC Trust Administrator and the monitorship by the GUC Trust Monitor, respectively, with regard to the GUC Trust:

•

David A. Vanaskey Jr., 55, is a vice-president in the Capital Markets Division of Wilmington Trust Company. At Wilmington Trust Company, he has management and account responsibilities in asset financing, equipment financing and restructuring and default products. David Vanaskey has worked in the financial services industry for over 30 years. He has specialized in asset securitizations, equipment financings, corporate lending and project finance transactions. He has participated in Chapter 11 restructurings, creditor committee participation, liquidations, and disbursements. Most recently he was the Indenture Trustee in the General Motors unsecured public debt transactions and chaired the committee for unsecured creditors in the General Motors bankruptcy.

•

Conor P. Tully, 48, is a senior managing director in the Corporate Finance/Restructuring practice of FTI Consulting, Inc. Mr. Tully has more than 25 years of experience in providing clients with strategic planning, merger and acquisition advisory and business advisory services in both distressed and healthy company situations. For the past 21 years, Mr. Tully has specialized in providing restructuring services to companies, financial institutions and creditors in the troubled company environment, including both formal Chapter 11 proceedings and out-of-court workout situations. Mr. Tully’s industry experience includes the automotive, financial services, consumer products, telecom, metals, energy and manufacturing industries. Prior to joining FTI Consulting, Inc. in October 2004, Mr. Tully was a director in the restructuring practice of Ernst & Young Corporate Finance LLC. Mr. Tully holds a B.A. in accountancy from Manhattan College. He is a certified public accountant, a certified insolvency and restructuring advisor, a certified turnaround professional, and is accredited in business valuation. Mr. Tully is also a member of the American Bankruptcy Institute, the American Institute of Certified Public Accountants, the Association of Insolvency and Restructuring Advisors, and the Turnaround Management Association.

Item 11.	Executive Compensation.

Under the GUC Trust Agreement, the GUC Trust Administrator is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund in accordance with the Budget prior to the final distribution date. The GUC Trust Administrator is entitled, without the need for approval of the Bankruptcy Court, to reimburse itself from the Administrative Fund on a monthly basis for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement and the Budget. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Administrator with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, the GUC Trust Administrator will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2020, the GUC Trust Administrator received compensation of approximately $2.7 million under the GUC Trust Agreement and expense reimbursements of approximately $38,000.

Under the GUC Trust Agreement, the GUC Trust Monitor is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund, in accordance with the Budget. The GUC Trust Monitor is entitled, without the need for approval of the Bankruptcy Court, to direct the GUC Trust Administrator to reimburse the GUC Trust Monitor from the Administrative Fund on a monthly basis, for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement, consistent with the Budget prepared pursuant to Section 6.4 of the GUC Trust Agreement. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Monitor with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, it will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2020, the GUC Trust Monitor received compensation of approximately $1.3 million under the GUC Trust Agreement and expense reimbursements of approximately $1,000.

As noted above, the GUC Trust has no officers, directors or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may in the future receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2020.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the fiscal year ended March 31, 2020, the total amount of such fees and commissions was approximately $0.2 million.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Plante & Moran, PLLC, the GUC Trust’s independent auditors, in each of the years ended March 31, 2020 and 2019, in each of the following categories, including related expenses, are as follows:

	Year Ended March 31,
	2020	2019
Audit Fees (1)	$171,097	$177,780
Audit-Related Fees	—	—
Tax Fees (2)	3,596	1,755
All Other Fees	—	—

Total	$174,693	$179,535

(1)

Consists of fees for the audit of the GUC Trust’s annual financial statements, review of the GUC Trust’s Form 10-K, review of quarterly financial statements included in the GUC Trust’s Forms 10-Q, and review of Form 8-K filings.

(2)	Includes fees for preparation of the GUC Trust’s federal income tax returns for the fiscal years ended March 31, 2019 and 2018 and assistance with other MLC tax compliance matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Second Amended and Restated Motors Liquidation Company GUC Trust Agreement (incorporated herein by reference to Exhibit 3.1 of the Motors Liquidation Company GUC Trust Current Report on Form 8-K filed on July 30, 2015)

10.1	Amended Settlement Agreement (incorporated herein by reference to Exhibit 99.1 of the GUC Trust Current Report on Form 8-K filed on May 30, 2018)

10.2	Settlement Agreement by and among the Signatory Plaintiffs and the GUC Trust (incorporated herein by reference to Exhibit 10.1 of the Motors Liquidation Company GUC Trust Current Report on Form 8-K filed on March 27, 2020)

31*	Rule 13a-14(a) Certification

32**	Section 1350 Certification

101*	Interactive Data Files

*	filed herewith
**	furnished herewith

Item 16.	Form 10-K Summary

Omitted at registrant’s option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2020

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company