Form 10-Q
period 2020-06-30
Motors Liquidation Co
filed 2020-08-12
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-00043

Motors Liquidation Company GUC Trust

(Exact name of registrant as specified in its charter)

Delaware	45-6194071
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Cash and Cash Equivalents (Note 3)	$3,027	$42,850
Marketable Securities (Note 3)	130,013	392,777
Accrued Investment Income (Note 3)	553	2,096

TOTAL ASSETS	133,593	437,723
LIABILITIES
Accounts Payable and Other Liabilities	2,556	2,378
Liquidating Distributions Payable (Note 4)	54,314	351,876
Contingent Settlement Obligation (Note 3)	48,000	48,000
Reserves for Expected Costs of Liquidation (Note 6)	21,261	28,712
Reserves for Residual Wind-Down Claims and Costs (Note 6)	178	177

TOTAL LIABILITIES	126,309	431,143

NET ASSETS IN LIQUIDATION (Note 3)	$7,284	$6,580

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED) (Dollars in thousands)

	Three Months Ended June 30,
	2020	2019
Net Assets in Liquidation, beginning of period	$6,580	$494,504
Increase (decrease) in net assets in liquidation:
Net reduction in reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 6)	2,618	4,013
Liquidating distributions (Note 4)	(1,943)	—
Dividend and interest income (net reversal) (Note 3)	29	(15,753)

Net increase (decrease) in net assets in liquidation	704	(11,740)

Net Assets in Liquidation, end of period	$7,284	$482,764

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$1,572	$3,094
Cash paid for professional fees, governance costs and other administrative costs	(2,654)	(2,992)
Cash paid for liquidating distributions, net	(299,505)	—
Cash paid for noticing costs	(2,000)	—

Net cash flows (used in) from operating activities	(302,587)	102
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(86,372)	(973,880)
Cash from maturities and sales of marketable securities	349,136	973,793

Net cash flows from (used in) investing activities	262,764	(87)

Net (decrease) increase in cash and cash equivalents	(39,823)	15
Cash and cash equivalents, beginning of period	42,850	1,825

Cash and cash equivalents, end of period	$3,027	$1,840

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

June 30, 2020

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

As described above, the beneficiaries of the GUC Trust are holders of Allowed General Unsecured Claims (to the extent their liquidating distributions have not yet been paid to them) and holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims and Term Loan Avoidance Action Claims were resolved and allowed and thereby became Allowed General Unsecured Claims, the holders thereof became entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurred an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable were recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust was obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims were resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities were not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust were reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

The accompanying (a) condensed statement of net assets in liquidation as of March 31, 2020, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended June 30, 2020 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2020 included in the Annual Report on Form 10-K filed by the GUC Trust with the Securities and Exchange Commission (“SEC”) on June 3, 2020.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of June 30, 2020, there were no remaining Disputed General Unsecured Claims.

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, sought the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the trust established under the Plan for the purpose of holding and prosecuting the Term Loan Avoidance Action (“the Avoidance Action Trust”). As previously disclosed, a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As of June 30, 2020, approximately $67.6 million had been distributed by the GUC Trust to such holders. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

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

Prior to the liquidation of all of its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. When the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of Allowed General Unsecured Claims or GUC Trust Units, then the dividends relating to such Distributable Cash are also distributed to such holders. When, however, Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash are applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) are maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Quarterly Report on Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly stated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust (“GUC Trust Professionals”)), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of June 30, 2020, the remaining Administrative Fund aggregated $1.1 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of GUC Trust Professionals’ fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement provides that, to the extent the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside Distributable Cash from distribution for these purposes. The GUC Trust Administrator may then appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. Distributable Cash that is set aside and/or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and any appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. The setting aside (or appropriation) of Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Condensed Statements of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside (or appropriating) Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records reserves in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserves reflected in the Statement of Net Assets in Liquidation and the amount of any Distributable Cash that is set aside (or appropriated) for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserves for Expected Costs of

Liquidation as reported in the financial statements are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the accompanying Condensed Statement of Net Assets in Liquidation, see Note 6.

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017, March 2018, January 2019 and January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $58.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. In April 2020, the Bankruptcy Court approved the appropriation of Distributable Cash of $50.0 million for the purpose of satisfying settlement consideration pursuant to the Amended Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). As of June 30, 2020, $2.0 million of such amount had been appropriated and $48.0 million had not yet been appropriated. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. Upon appropriation of the remaining $48.0 million of Distributable Cash that has been approved, Distributable Cash will be reduced and Other Administrative Cash will be increased. As of June 30, 2020, Other Administrative Cash aggregated $39.2 million (including interest and dividend income received on marketable securities and cash equivalents). To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of June 30, 2020, Distributable Cash of $37.6 million was set aside for unfunded projected GUC Trust fees, costs and expenses to be incurred beyond 2020 and other liabilities. Such other liabilities include (a) $48.0 million for satisfaction of the remaining settlement consideration pursuant to the Amended Settlement Agreement and (b) $10.0 million for reimbursement to certain unaffiliated holders of GUC Trust Units for fees and expenses incurred or expected to be incurred by such holders. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and on investment income earned on cash equivalents and marketable securities held, or previously held, by the GUC Trust (such taxes, “Investment Income Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution Distributable Cash in amounts that would be sufficient to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. Any Distributable Cash that is set aside for Dividend Taxes and Investment Income Taxes is included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation.” The GUC Trust Administrator may appropriate such set aside Distributable Cash to fund any such Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Any Distributable Cash that is appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the appropriation of Distributable Cash (including Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities until expended to pay any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While any set-aside or appropriated Distributable Cash (including Dividend Cash) is not available for distribution, there is no corresponding liability or reserve related to any such set-aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

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

During the quarter ended June 30, 2020, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination by the IRS, and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. The GUC Trust’s remaining capital losses have expired and can no longer be utilized by the GUC Trust. The net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization (on a net basis) is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016. Accordingly, no income taxes are expected to be paid in the future. See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

The amount of Avoidance Action Defense Costs incurred exceeded the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims arose in the amount of such excess. As a result of the Term Loan Avoidance Action settlement described above and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

As of June 30, 2020, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2020, remaining funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs approximate $0.1 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining funds of the approximately $2.0 million designated for Reporting Costs.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are holders of Allowed General Unsecured Claims (to the extent their liquidating distributions have not yet been paid to them) and holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and appropriated Distributable Cash. As of June 30, 2020, GUC Trust Distributable Assets aggregated approximately $51.4 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of June 30, 2020, cash and cash equivalents and marketable securities aggregated approximately $133.0 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$92,392
Other Administrative Cash	39,237
Administrative Fund	1,143
Residual Wind-Down Assets	178
Funds for Indenture Trustee / Fiscal Paying Agent Costs	90

Total	$133,040

As described in Note 4, as of June 30, 2020, the GUC Trust had accrued liquidating distributions payable aggregating $54.3 million, of which $2.9 million was payable to (a) GUC Trust beneficiaries with respect to distributions returned to the GUC Trust and (b) holders of Allowed General Unsecured Claims and $51.4 million was payable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets. In addition, as described in Note 2, as of June 30, 2020, the amount of Distributable Cash reflected in the table above includes $37.6 million of amounts set aside for projected GUC Trust fees, costs and expenses and other liabilities to be incurred beyond 2020. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of June 30, 2020 was $40.5 million (exclusive of distributions payable to holders of GUC Trust Units).

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of June 30 and March 31, 2020, the GUC Trust had accrued approximately $0.1 million and $0.8 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the estimated remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. Modifications are made to the accrual when yields on holdings of U.S. Treasury bills as of the date of the financial statements significantly differ from more recent yields. Estimates of forecasted cash outflows consider the amount and timing of distributions in respect of GUC Trust Units. During the quarter ended June 30, 2020, such accrual was reduced by approximately $0.7 million primarily due to the liquidation of holdings of marketable securities during the quarter ended June 30, 2020 to fund liquidating distributions in respect of GUC Trust Units described in Note 4. Such accrual, along with receivables for investment income earned as of June 30 and March 31, 2020, is included in Accrued Investment Income in the accompanying Condensed Statements of Net Assets in Liquidation.

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

The GUC Trust made at its discretion quarterly liquidating distributions to holders of GUC Trust Units to the extent that (i)(a) any previously Disputed General Unsecured Claims asserted against the Debtors’ estates or Term Loan Avoidance Action Claims were either disallowed or were otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets reserved for distribution in respect of such asserted or potential claims) or (b) certain Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) that were previously set aside from distribution were released in the manner permitted under the GUC Trust Agreement, and (ii) as a result of the foregoing, the amount of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) as of the end of the relevant quarter exceeded thresholds set forth in the GUC Trust Agreement.

As of June 30 and March 31, 2020, there were 32,086,501 of outstanding GUC Trust Units. As described below, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims as of June 30, 2020 and March 31, 2020 and, accordingly, no additional GUC Trust Units will be issued. The number of outstanding GUC Trust Units does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis because of additional GUC Trust Units that were issued due to rounding.

Allowed and Disputed Claims

As of June 30 and March 31, 2020, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims. Allowed General Unsecured Claims as of such dates aggregated approximately $32,086 million.

Contingent Settlement Obligation

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has executed the Amended Settlement Agreement with certain representatives of a proposed class of Economic Loss Plaintiffs, the Avoidance Action Trust and New GM. If finally approved by the MDL Court, the Amended Settlement Agreement will result in the GUC Trust paying $50.0 million as settlement consideration consisting of a $48.0 million payment to a fund for the benefit of Economic Loss Plaintiffs and a $2.0 million payment for a portion of noticing costs. The expected payment of $48.0 million to such fund was accrued as a contingent settlement obligation as of March 31, 2020 and the expected payment for noticing costs of $2.0 million was accrued in the reserves for expected costs of liquidation as of March 31, 2020. The noticing costs payment was made during the three months ended June 30, 2020.

4. Liquidating Distributions

Liquidating distributions in the three months ended June 30, 2020 consisted of the following:

(in thousands)
Distributions during the three months ended June 30, 2020	$299,505
Less: Liquidating distributions payable as of March 31, 2020	(351,876)
Add: Liquidating distributions payable as of June 30, 2020	54,314

Total	$1,943

The distributions during the three months ended June 30, 2020 primarily consisted of distributions of $300.0 million to holders of GUC Trust Units. Distributions paid with respect to GUC Trust Units held by the GUC Trust on behalf of certain governmental entities and holders of Allowed General Unsecured Claims (who had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled) aggregating approximately $0.3 million were returned to the GUC Trust. Such amounts due to such governmental entities and holders of Allowed General Unsecured Claims had not yet been paid by the GUC Trust as of June 30, 2020. In addition, during the three months ended June 30, 2020, approximately $0.2 million was returned to the GUC Trust for distributions made to holders of Resolved Term Loan Avoidance Action Claims that were not deposited by such holders. Such distributions returned to the GUC Trust are recorded in liquidating distributions payable as of June 30, 2020.

The GUC Trust was obligated as of June 30, 2020 to distribute Distributable Cash of $2.9 million to (a) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled and (b) to the beneficiaries of the distributions returned to the GUC Trust described above.

5. Fair Value Measurements

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of June 30 and March 31, 2020.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of June 30 and March 31, 2020, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$95	$—	$—	$95
Marketable Securities:
U.S. Treasury bills	—	130,013	—	130,013

Total Assets	$95	$130,013	$—	$130,108

Liabilities:
Liquidating distributions payable	$54,314	$—	$—	$54,314

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,413	$—	$—	40,413
Marketable Securities:
U.S. Treasury bills	—	392,777	—	392,777

Total Assets	$40,413	$392,777	$—	$433,190

Liabilities:
Liquidating distributions payable	$351,876	$—	$—	$351,876

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•

Marketable securities consist of U.S. Treasury bills. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value (when receivables for associated interest income earned included in accrued investment income in the accompanying Condensed Statements of Net Assets in Liquidation are combined with the carrying value of such U.S. Treasury bills).

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

6. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2020	$22,530	$6,100	$82	$28,712
Less reductions in reserves	(2,612)	(7)	—	(2,619)
Less liquidation costs incurred (net of reversals):
Trust professionals	(1,044)	(645)	—	(1,689)
Trust governance	(603)	(450)	1	(1,052)
Other administrative expenses	(2,027)	(64)	—	(2,091)

Balance, June 30, 2020	$16,244	$4,934	$83	$21,261

	Three months ended June 30, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2019	$23,379	$13,996	$110	$37,485
Less reductions in reserves	(2,855)	(1,158)	—	(4,013)
Less liquidation costs incurred:
Trust professionals	(650)	(612)	—	(1,262)
Trust governance	(621)	(450)	(8)	(1,079)
Other administrative expenses	(32)	(62)	—	(94)

Balance, June 30, 2019	$19,221	$11,714	$102	$31,037

During the three months ended June 30, 2020, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $2.6 million and $7,000, respectively. During the three months ended June 30, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $2.8 million and $1.2 million, respectively. Such revisions in the estimates were recorded as reductions in the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2020.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2020, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through July 2021, which was unchanged from the quarter ended March 31, 2020. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond July 2021. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

The following is a summary of the activity in the reserve for Residual Wind-Down Claims and Costs for the three months ended June 30, 2020 and 2019.

(in thousands)	2020	2019
Balance, beginning of period	$177	$169
Plus addition to reserve	1	—

Balance, end of period	$178	$169

7. Income Taxes

There was no current tax benefit or provision for the three months ended June 30, 2020 and 2019, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2020 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$4,232
Net operating loss carryovers	52,787

Gross deferred tax assets	57,019
Less: Valuation allowance	(56,982)

Deferred tax asset, net of valuation allowance	37
Deferred tax liabilities:
Accrued investment income	(37)

Gross deferred tax liabilities	(37)

Net deferred taxes	$—

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

On June 24, 2020, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2020 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2020 has been selected for examination.

Remaining net operating loss carryovers generated through June 30, 2020, aggregating $142.7 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any net operating loss carryovers (on a net basis) in the future. All capital loss carryovers have expired as of March 31, 2020. The net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $52.8 million at June 30, 2020 (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the GUC Trust’s loss carryovers (including those no longer available for utilization by the GUC Trust) potentially could succeed to Claimants (as defined above pursuant to tax rules). Reference is made thereto for further information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $57.0 million was established as of June 30, 2020 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was decreased by $1.7 million from the full valuation allowance against net deferred tax assets established as of March 31, 2020.

8. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three months ended June 30, 2020 and 2019.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three months ended June 30, 2020 and 2019, the total amounts of such fees and commissions were approximately $51,000 and $63,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2020. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2020 filed by the GUC Trust with the SEC on June 3, 2020. A glossary of defined terms used in this Quarterly Report on Form 10-Q is provided under the heading “Glossary” below.

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

Functions and Responsibilities of the GUC Trust

The functions and responsibilities of the GUC Trust are governed by the Plan and the Second Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of July 30, 2015, or the GUC Trust Agreement. The GUC Trust is administered by Wilmington Trust Company, not in its individual capacity but solely in its capacity as trust administrator and trustee, or the GUC Trust Administrator. As set forth in the GUC Trust Agreement, the activities of the GUC Trust Administrator are overseen by FTI Consulting, Inc., solely in its capacity as trust monitor of the GUC Trust, or the GUC Trust Monitor. Although the GUC Trust has no officers, directors or employees, the GUC Trust Administrator is authorized by the GUC Trust Agreement to engage professionals and other service providers to assist the GUC Trust Administrator in the administration of the GUC Trust, or the GUC Trust Professionals. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from such professionals and service providers and from the GUC Trust Monitor.

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

Distributions and Distributable Assets of the GUC Trust

As of June 30, 2020, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that would have expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that would have expired on July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

Prior to the aforementioned liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. When the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of Allowed General Unsecured Claims or GUC Trust Units, then the dividends relating to such Distributable Cash are also distributed to such holders. When, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash are applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) are maintained in Other Administrative Cash (as defined below under the heading “Funding for the GUC Trust’s Liquidation and Administrative Costs”). Because such dividends are applied to the same purpose as the associated Distributable Cash, any references in this Quarterly Report on Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly stated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Pursuant to the GUC Trust Agreement, the GUC Trust was required to make quarterly distributions to the holders of Allowed General Unsecured Claims that were allowed during the immediately preceding fiscal quarter. Under the terms of the Plan, the GUC Trust Agreement and the Liquidation Order (and subject to rounding under the Plan), and following the liquidation of the GUC Trust’s holdings of New GM Securities in July and August 2015, each $1,000 in amount of such new Allowed General Unsecured Claims became entitled to receive (upon delivery of any information required by the GUC Trust) approximately $296 in cash (which dollar value shifted slightly due to rounding as required by the Plan), which represented the net cash value of the New GM Securities that otherwise would have been distributed to such claimant prior to entry of the Liquidation Order, together with associated cash in lieu of fractional shares and Dividend Cash, as well as one GUC Trust Unit. Such initial distribution included a pro rata share of Distributable Cash associated with New GM Securities that were distributed as Excess GUC Trust Distributable Assets (as defined below) in respect of GUC Trust Units since the Effective Date of the Plan. Quarterly distributions were made to holders of newly Allowed General Unsecured Claims as promptly as practicable after the first day of the fiscal quarter following the periods ending each March 31, June 30, September 30 and December 31, during the life of the GUC Trust.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of June 30, 2020, the remaining Administrative Fund aggregated $1.1 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs.

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities were set aside) in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including any U.S. federal income taxes on dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust (“Dividend Taxes”) and on investment income earned on cash equivalents and marketable securities held, or previously held, by the GUC Trust (“Investment Income Taxes”), (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “Critical Accounting Policies and Estimates—Income Taxes” below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including any projected Dividend Taxes and Investment Income Taxes) and potential Taxes on Distribution.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017, March 2018, January 2019 and January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $58.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. In April 2020, the Bankruptcy Court approved the appropriation of Distributable Cash of $50.0 million for the purpose of satisfying settlement consideration pursuant to the Amended Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). As of June 30, 2020, $2.0 million of such amount had been appropriated and $48.0 million had not yet been appropriated. Such appropriations reduced

Distributable Cash and increased Other Administrative Cash. Upon appropriation of the remaining $48.0 million of Distributable Cash that has been approved, Distributable Cash will be reduced and Other Administrative Cash will be increased. As of June 30, 2020, approximately $39.2 million remained in Other Administrative Cash (including interest and dividend income received on marketable securities and cash equivalents) and was recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation.

Residual Wind-Down Claims and Costs

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator was required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind- Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses.

The amount of Avoidance Action Defense Costs incurred exceeded the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $30.2 million. As a result, new Residual Wind-Down Claims arose in the amount of such excess. As a result of the Term Loan Avoidance Action settlement described under “Functions and Responsibilities of the GUC Trust—Term Loan Avoidance Action,” below and by virtue of the terms of the settlement agreement, the GUC Trust is not responsible for payment of any further Avoidance Action Defense Costs.

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

As of June 30, 2020, Residual Wind-Down Assets aggregating $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of the funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2020, remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs approximate $0.1 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2020. There were no remaining funds of the approximately $2.0 million designated for Reporting Costs.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

Prior to the sale of all the then remaining New GM Securities in the fiscal year ended March 31, 2016, the GUC Trust incurred U.S. federal income tax liabilities on capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by sale of New GM Securities, unless such capital gains were offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs U.S. federal income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for remaining net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable. See “Critical Accounting Policies and Estimates—Income Taxes” below. As a result of cumulative capital losses utilizing the new tax position described below and net operating losses, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2019 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2019 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016. On June 24, 2020, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2020 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2020 has been selected for examination.

Term Loan Avoidance Action

Prior to the statutory deadline for commencing such action, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action sought the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As previously disclosed, a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

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

The GUC Trust beneficiaries are holders of Allowed General Unsecured Claims (to the extent their liquidating distributions have not yet been paid to them) and holders of GUC Trust Units. As Disputed General Unsecured Claims and Term Loan Avoidance Claims were resolved and allowed and thereby became Allowed General Unsecured Claims, the holders thereof became entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurred an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable were recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust was obligated to distribute as of the end of the period in which Disputed General Unsecured Claims and Term Loan Avoidance Action Claims were resolved as Allowed General Unsecured Claims. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities were not recorded for the conditional obligations associated with Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust were reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Dividends Received on New GM Common Stock

The GUC Trust previously held New GM Securities for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units. The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above under “Functions and Responsibilities of the GUC Trust—Distributions and Distributable Assets of the GUC Trust,” pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. Dividends were received on previously held New GM Common Stock and such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. When the portion of Distributable Cash applicable to the liquidated New GM Common Stock is distributed to holders of Allowed General Unsecured Claims or GUC Trust Units, then the dividends relating to such Distributable Cash are also distributed to such holders. When, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such appropriated Distributable Cash are applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) are maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills. The GUC Trust has valued these securities at carrying value, which approximates fair value (when receivables for associated interest income earned included in accrued investment income in the accompanying Statements of Net Assets in Liquidation are combined with the carrying value of such U.S. Treasury bills). Estimated investment income expected to be earned on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. Modifications are made to the accrual when yields on holdings of U.S. Treasury bills as of the date of the financial statements significantly differ from more recent yields. Estimates of forecasted cash outflows consider the estimated amount and timing of distributions in respect of GUC Trust Units. Such estimates may change in the near term, and such change may be material.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the Dissolution Date, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. A corresponding amount was recorded in the reserves for Residual Wind-Down Claims and Costs. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. While not expected, if, collectively, the actual amounts of Residual Wind-Down Claims allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

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

As of June 30, 2020, such remaining liquidation period is estimated to extend through July 2021 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond July 2021. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

Contingent Settlement Obligation

The GUC Trust accrues for loss contingencies when it is probable that a liability has been incurred as of the date of the financial statements and the amount of such liability can be reasonably estimated. In assessing whether a liability has been incurred as of the date of the financial statements, the GUC Trust considers events occurring after the date of the financial statements that provide additional evidence with respect to conditions that existed as of the date of the financial statements, including the estimates inherent in the process of preparing financial statements. Accordingly, during the quarter ended March 31, 2020, the GUC Trust accrued a contingent settlement obligation pursuant to the Amended Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). Estimates regarding future payment of the contingent settlement obligation may change in the near term, and such change may be material.

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon its disposition of New GM Securities, which are reduced by administrative expenses and accumulated net operating and capital losses (prior to their expiration), to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust Professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2020, along with net operating loss carryovers generated through March 31, 2020, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future as a result of the sale of all New GM Securities in the year ended March 31, 2016. As of June 30, 2020, there are no known items which would result in a significant accrual for uncertain tax positions. On June 24, 2020, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2020 with the IRS and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Quarterly Report on Form 10-Q, the GUC Trust has not received notification from the IRS whether or not its income tax return for the year ended March 31, 2020 has been selected for examination.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of June 30, 2020, there were 32,086,501 GUC Trust Units outstanding and $32.1 billion of Allowed General Unsecured Claims.

In addition, because the GUC Trust computes its taxable income in the same manner as a corporation, it is unclear whether, and if so, to what extent, the Five Year Rule might affect the amount of unused capital loss carryovers to which GUC Trust Claimants may succeed under the Loss Succession Rule.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows and estimated yields on investments in marketable securities for estimated investment income expected to be received, expected liquidation costs, the fair value of marketable securities and the contingent settlement obligation. Actual results could materially differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the three months ended June 30, 2020, net assets in liquidation increased by approximately $0.7 million, from approximately $6.6 million to approximately $7.3 million, principally as a result of reductions of $2.6 million in the reserves for expected costs of liquidation, partly offset by liquidating distributions of $1.9 million. As described in “Liquidation and Administrative Costs” below, the decrease in the reserves for expected costs of liquidation of $2.6 million is primarily associated with a reduction in estimated legal fees over the remaining liquidation period.

There was no income tax provision or benefit during the three months ended June 30, 2020, as a result of cumulative net operating losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such period. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

Liquidation and Administrative Costs

As described above under “Critical Accounting Policies and Estimates,” under the liquidation basis of accounting, the GUC Trust was required upon its establishment to record reserves in respect of its expected costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs consist principally of professional fees, governance costs and other liquidation and administrative costs.

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

As of June 30, 2020, the GUC Trust had approximately $21.3 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $28.7 million in reserves as of March 31, 2020. The following table summarizes in greater detail the changes in such reserves during the three months ended June 30, 2020:

	Three months ended June 30, 2020
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2020	$22,530	$6,100	$82	$28,712
Less reductions in reserves	(2,612)	(7)	—	(2,619)
Less liquidation costs incurred (net of reversals):
Trust professionals	(1,044)	(645)	—	(1,689)
Trust governance	(603)	(450)	1	(1,052)
Other administrative expenses	(2,027)	(64)	—	(2,091)

Balance, June 30, 2020	$16,244	$4,934	$83	$21,261

Reserves for expected costs of liquidation were reduced by approximately $2.6 million during the three months ended June 30, 2020, in order to reflect decreases in expected Wind-Down Costs of $2.6 million and expected Reporting Costs of $7,000. The decrease in expected Wind-Down Costs during the three months ended June 30, 2020 is primarily associated with a reduction in estimated legal fees over the remaining liquidation period. In comparison, reserves were reduced by approximately $4.0 million during the three months ended June 30, 2019, in order to reflect decreases in expected Wind-Down Costs of $2.8 million and expected Reporting Costs of $1.2 million. Such decreases in expected Wind- Down Costs and expected Reporting Costs were primarily associated with a reduction in the estimated length of the remaining liquidation period.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three months ended June 30, 2020. Trust professional costs incurred during the three months ended June 30, 2020 were approximately $1.7 million, as compared to approximately $1.3 million for the three months ended June 30, 2019. The increase of $0.4 million from three-month period to period is due to increases in Wind-Down Costs charged to the reserve. Trust Governance Costs incurred were approximately $1.1 million during each of the three months ended June 30, 2020 and 2019. Other administrative costs during the three months ended June 30, 2020 were approximately $2.1 million, as compared to approximately $94,000 for the three months ended June 30, 2019. The increase of $2.0 million during the three-month period to period is due an increase in Wind-Down Costs charged to the reserve. Such increase in Wind-Down Costs resulted from payment of noticing costs under the Amended Settlement Agreement. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of June 30, 2020, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of June 30, 2020. In particular, as of June 30, 2020, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through July 2021, which date is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”). In addition, certain additional estimated time to wind down the GUC Trust following resolution of the litigation is included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Additionally, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of the remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond July 2021.

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

Net Assets in Liquidation

Allowed and Disputed Claims

As of June 30, 2020 and March 31, 2020, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims. Allowed General Unsecured Claims as of such dates aggregated approximately $32,086 million.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of June 30, 2020 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(613,549)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(60,803)
Investment income earned on Distributable Cash				467

Holdings as of June 30, 2020	—	—	—	92,392
Less: Distributions payable as of June 30, 2020 (2)				(54,314)
Add: Distributions payable to holders of GUC Trust Units as of June 30, 2020				51,382
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(37,604)
Less: Investment income to be transferred to Other Administrative Cash				(467)

Distributable Assets as of June 30, 2020 (3)				$51,389

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

(2)

Distributions Payable includes distributions payable to (a) holders of GUC Trust Units, (b) holders of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and (c) GUC Trust beneficiaries with respect to distributions returned to the GUC Trust described in Note 4 (“Liquidating Distributions”) to the financial statements.

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on July 31, 2020. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Allowed and Disputed Claims,” as of June 30, 2020, there were approximately $32,086 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $613.5 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of June 30, 2020, $2.9 million of Distributable Cash to (a) holders of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and (b) GUC Trust beneficiaries with respect to distributions returned to the GUC Trust described in Note 4 (“Liquidating Distributions”) to the financial statements. Also, as of June 30, 2020, the GUC Trust has recorded liquidating distributions payable to holders of GUC Trust Units of $51.4 million.

As described in Note 2 (“Plan of Liquidation”) to the financial statements, in April 2020, the Bankruptcy Court approved the appropriation of Distributable Cash of $50.0 million for the purpose of satisfying settlement consideration pursuant to the Amended Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). As of June 30, 2020, $48.0 million was not yet appropriated. Upon such appropriation, Distributable Cash will be reduced and Other Administrative Cash will be increased by $48.0 million.

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

As of June 30, 2020, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $51.4 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of (a) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled, and (b) distributions returned to the GUC Trust described in Note 4 (“Liquidating Distributions”) to the financial statements. As described above, such Distributable Cash will be reduced by $48.0 million upon appropriation by the GUC Trust to satisfy remaining settlement consideration under the Amended Settlement Agreement.

Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities in July and August 2015, New GM Securities were set aside to fund projected liquidation and administrative costs and potential income tax liabilities as described below.

Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash (including Dividend Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Under the current methodology, the amount to be set aside is equal to the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes). Such estimates of unfunded projected liquidation and administrative costs include contingencies as described above and reflect projected costs over a longer estimated remaining life of the GUC Trust associated with resolution of the GM product recall litigation described in Part II, Item 1 (“Legal Proceedings”) than that used in estimating the remaining life of the GUC Trust for financial reporting purposes.

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

For the quarter ended June 30, 2020, as a result of the standard quarterly reevaluations described above, the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) was decreased by $3.9 million to $37.6 million. Such decrease was primarily related to an appropriation of Distributable Cash of $2.0 million to satisfy a portion of settlement consideration under the Amended Settlement Agreement, along with a reduction in projected costs over the remaining liquidation period.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to any net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2019 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2019 or any prior year. The GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) have expired and can no longer be utilized by the GUC Trust. While the GUC Trust’s remaining net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016. Accordingly, no income taxes are expected to be paid in the future. As a result, beginning with the quarter ended September 30, 2016 and as of June 30, 2020, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

The GUC Trust’s calculation of the amount of any Distributable Cash needed to be set aside from distribution to fund such potential Taxes on Distribution was made using a different methodology than that used to calculate any current and deferred taxes for financial statement purposes. As described above, in estimating potential Taxes on Distribution, the current set aside methodology calculates any realized capital gains using the tax basis of the New GM Securities on December 15, 2011 with respect to any tax return years that are still subject to examination. By contrast, in calculating any current and deferred taxes for purposes of financial reporting under applicable U.S. GAAP, the GUC Trust calculates realized capital gains using the tax basis of the New GM Securities for financial reporting purposes, which is based on the date of transfer of beneficial ownership of the New GM Securities to the GUC Trust from MLC (which occurred on March 31, 2011 for a substantial majority of the previously held New GM Securities).

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

GUC Trust Units

As of June 30 and March 31, 2020, there were 32,086,501 of outstanding GUC Trust Units. As described above, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims as of June 30 and March 31, 2020 and, accordingly, no additional GUC Trust Units will be issued. The number of outstanding GUC Trust Units does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis because of additional GUC Trust Units that were issued due to rounding.

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

During the three months ended June 30, 2020, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $39.8 million from approximately $42.8 million to approximately $3.0 million. The decrease was primarily due to cash paid for liquidating distributions of $299.5 million and professional fees, governance costs and other administrative costs of $4.7 million, including noticing costs of $2.0 million, largely offset by cash received from the sale of marketable securities in excess of reinvestments of $262.8 million, along with interest income received on such marketable securities of $1.6 million.

During the three months ended June 30, 2020, the funds invested by the GUC Trust in marketable securities decreased approximately $262.8 million, from approximately $392.8 million to approximately $130.0 million. The decrease was due primarily to the maturities and sale of marketable securities to fund the payments of liquidating distributions during the period. The GUC Trust earned on the accrual basis approximately $0.7 million in interest income on such investments during the period.

As of June 30, 2020, the GUC Trust held approximately $133.0 million in cash and cash equivalents and marketable securities. Of such amount, approximately $92.4 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of June 30, 2020, is approximately $2.6 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of June 30, 2020, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $2.9 million for liquidating distributions payable (exclusive of distributions payable to holders of GUC Trust Units) as of that date, and (b) $37.6 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $40.6 million in cash and cash equivalents and marketable securities as of June 30, 2020, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $1.4 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.1 million of the remaining Administrative Fund and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust Professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $39.2 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the Court’s ruling on the Amended Settlement Agreement, if the Amended Settlement Agreement is not approved, the ultimate outcome of the Late Claims Motions (as defined below), the GUC Trust’s incurrence of professional fees and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. These forward-looking statements should therefore be considered in light of various important factors, including those set forth in the GUC Trust’s Annual Report on Form 10-K for the year ended March 31, 2020 and those set forth in this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

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

“District Court” means the United States District Court of the Southern District of New York.

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

“Investment Income Taxes” means federal income taxes incurred in respect of investment income earned by the GUC Trust on cash equivalents and marketable securities held, or previously held, by the GUC Trust.

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

In its quarterly report on Form 10-Q filed July 29, 2020, New GM disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases concern the Ignition Switch Recall. In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases concern the Ignition Switch Recall and certain other cases concern recalls other than the Ignition Switch Recall.

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

The Amended Settlement Agreement does not address or resolve claims based upon personal injury and/wrongful death. Litigation surrounding Personal Injury Actions continues in the Bankruptcy Court. On July 23, 2020, the Bankruptcy Court heard oral argument regarding the ability of the remaining personal injury and wrongful death claimants to file late proofs of claim. On July 24, 2020, the Bankruptcy Court sustained the GUC Trust’s objection regarding fifty-nine potential Personal Injury Actions plaintiffs and denied their request to file late claims against the GUC Trust. On August 11, 2020, the Bankruptcy Court denied the twenty remaining potential Personal Injury Actions plaintiffs’ request to file late claims against the GUC Trust. There are no remaining Personal Injury Actions pending before the Bankruptcy Court.

Other Matters

On January 21, 2019, Celestine and Lawrence Elliott filed a motion to assert a late claim against Old GM, and a draft of the proof of claim (which purports to be an individual and class claim) that the Elliotts seek to file relating to issues with the driver door module on their 2006 Chevrolet Trailblazer (the “Trailblazer Late Claim Motion”). As explained in the Trailblazer Late Claim Motion, the Elliott’s 2006 Chevrolet Trailblazer was subject to recalls for an issue with the driver door module starting in 2012 and continuing through 2014, NHTSA Campaign Nos. 12V406000, 13V248000, 14V404000 and 15V599000. The GUC Trust timely objected to the Trailblazer Late Claim Motion. The Bankruptcy Court heard oral argument on May 23, 2019. On May 28, 2019, the Bankruptcy Court issued the Memorandum Opinion and Order Denying Motion to Permit Filing of Late Claim [ECF No. 14516] denying the Trailblazer Late Claim Motion. The Elliotts appealed the Bankruptcy Court’s order denying their Trailblazer Late Claim Motion. The appeal is fully briefed and on June 6, 2020, the United States District Court of the Southern District of New York (the “District Court”) entered an opinion and order affirming the decision of the Bankruptcy Court. The Elliotts did not seek to appeal the District Court decision to the Second Circuit within the required time limits, and thus the Bankruptcy Court and District Court decisions are now final, non-appealable orders.

On July 22, 2020, the GUC Trust filed a motion seeking authority to reimburse certain unaffiliated holders of GUC Trust Units for fees and expenses incurred through May 2020 totaling in excess of $8.0 million. On August 7, 2020, the Bankruptcy Court entered an order approving such reimbursement from Distributable Cash.

Other than the foregoing, during the quarter ended June 30, 2020, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the SEC.

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

In its quarterly report on Form 10-Q filed July 29, 2020, New GM disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Economic Loss Actions and the Personal Injury Actions, see “General Motors Product Recalls” in Part II, Item 1 (“Legal Proceedings”) above.

Other than the foregoing, there have been no material changes regarding risk factors from what was previously included in the Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 3, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Disclosure under this item is not required, pursuant to the no-action letter of the SEC to the GUC Trust dated May 23, 2012.

Item 3. Defaults Upon Senior Securities.

Disclosure under this item is not required, pursuant to the no-action letter of the SEC to the GUC Trust dated May 23, 2012.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amended Settlement Agreement (incorporated herein by reference to Exhibit 99.1 of the Motors Liquidation Company GUC Trust Current Report on Form 8-K filed May 1, 2020).

31*	Rule 13a-14(a) Certification

32**	Section 1350 Certification

101*	Interactive Data Files

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2020

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company