Form 10-Q
period 2020-09-30
Motors Liquidation Co
filed 2020-11-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Cash and Cash Equivalents (Note 3)	$3,641	$42,850
Marketable Securities (Note 3)	118,829	392,777
Accrued Investment Income (Note 3)	62	2,096

TOTAL ASSETS	122,532	437,723
LIABILITIES
Accounts Payable and Other Liabilities	2,831	2,378
Liquidating Distributions Payable (Note 4)	57,235	351,876
Contingent Settlement Obligation (Note 3)	48,000	48,000
Reserves for Expected Costs of Liquidation (Note 6)	6,650	28,712
Reserves for Residual Wind-Down Claims and Costs (Note 6)	178	177

TOTAL LIABILITIES	114,894	431,143

NET ASSETS IN LIQUIDATION (Note 3)	$7,638	$6,580

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net Assets in Liquidation, beginning of period	$7,284	$482,764	$6,580	$494,504
Increase (decrease) in net assets in liquidation:
Net reduction in (additions to) reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs (Note 6)	3,716	(31,517)	6,334	(27,504)
Liquidating distributions (Note 4)	(3,353)	(394,564)	(5,296)	(394,564)
(Net reversal of interest and dividend income) interest and dividend income (Note 3)	(9)	7,179	20	(8,574)

Net increase (decrease) in net assets in liquidation	354	(418,902)	1,058	(430,642)

Net Assets in Liquidation, end of period	$7,638	$63,862	$7,638	$63,862

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$2,053	$5,396
Cash paid for professional fees, governance costs and other administrative costs	(15,273)	(5,458)
Cash paid for liquidating distributions, net	(299,937)	(52,475)

Net cash flows used in operating activities	(313,157)	(52,537)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(306,537)	(1,469,215)
Cash from maturities and sales of marketable securities	580,485	1,538,205

Net cash flows from investing activities	273,948	68,990

Net (decrease) increase in cash and cash equivalents	(39,209)	16,453
Cash and cash equivalents, beginning of period	42,850	1,825

Cash and cash equivalents, end of period	$3,641	$18,278

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

September 30, 2020

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

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. Wilmington Trust Company serves as trustee and trust administrator of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Administrator”), and FTI Consulting, Inc. serves as trust monitor of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Monitor”). Prior to the liquidation in July and August 2015 of all New GM Securities (as defined below) then held by the GUC Trust (pursuant to the Liquidation Order (as defined below)), the Plan (as qualified by the Liquidation Order) generally provided for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”) and any associated Dividend Cash (as defined below) and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. Since such liquidation of the New GM Securities, distributions to holders of Allowed General Unsecured Claims consist entirely of cash distributions in lieu of New GM Securities. In addition, prior to the qualification by the Liquidation Order and the resulting subsequent liquidation of New GM Securities, the Plan provided that each holder of an Allowed General Unsecured Claim would obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock (and associated Dividend Cash) and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants were not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2), Term Loan Avoidance Action Claims (as defined on page 36) or liquidation for the payment of the expenses and liabilities of the GUC Trust), and certain cash, if any, remaining at the dissolution of the GUC Trust. Since the aforementioned liquidation of all New GM Securities previously held by the GUC Trust, the holders of GUC Trust Units have a contingent right to receive additional cash, in lieu of New GM Securities, if any, remaining at the dissolution of the GUC Trust.

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

The accompanying (a) condensed statement of net assets in liquidation as of March 31, 2020, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three and six months ended September 30, 2020 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2020 included in the Annual Report on Form 10-K filed by the GUC Trust with the Securities and Exchange Commission (“SEC”) on June 3, 2020.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims became entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims became Allowed General Unsecured Claims (such claims, “Resolved Disputed Claims”). Under the GUC Trust Agreement, the GUC Trust Administrator had the authority to file objections to such Disputed General Unsecured Claims and such claims could be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration, if appropriate. As of September 30, 2020, there were no remaining Disputed General Unsecured Claims.

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, sought the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the trust established under the Plan for the purpose of holding and prosecuting the Term Loan Avoidance Action (“the Avoidance Action Trust”). As previously disclosed, a settlement was reached among the parties to the Term Loan Avoidance Action pursuant to which approximately $231.0 million was recovered on July 1, 2019 by the Avoidance Action Trust from the defendants to the Term Loan Avoidance Action. Pursuant to the GUC Trust Agreement, on July 1, 2019, such defendants received Allowed General Unsecured Claims against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such allowed general unsecured claims “Resolved Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). Accordingly, the holders of the Resolved Term Loan Avoidance Action Claims became entitled to receive a distribution from the GUC Trust of approximately $68.5 million. As of September 30, 2020, approximately $67.8 million had been distributed by the GUC Trust to such holders. Pursuant to the Plan, no funds reclaimed from the prepetition lenders in the Term Loan Avoidance Action were transferred to or otherwise benefited the GUC Trust or will be distributed on account of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust (“GUC Trust Professionals”)), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of September 30, 2020, the remaining Administrative Fund aggregated approximately $1.1 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of GUC Trust Professionals’ fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the liquidation of all New GM Securities described above, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, February 2017, March 2018, January 2019 and January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $58.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. In April 2020, the Bankruptcy Court approved the appropriation of Distributable Cash of $50.0 million for the purpose of satisfying settlement consideration pursuant to the Amended Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). As of September 30, 2020, $2.0 million of such amount had been appropriated and $48.0 million had not yet been appropriated. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. Upon appropriation of the remaining $48.0 million of Distributable Cash that has been approved, Distributable Cash will be reduced and Other Administrative Cash will be increased. As of September 30, 2020, Other Administrative Cash aggregated approximately $29.6 million (including interest and dividend income received on marketable securities and cash equivalents). To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of September 30, 2020, Distributable Cash of approximately $34.3 million was set aside for unfunded projected GUC Trust fees, costs and expenses to be incurred beyond 2020 and other liabilities. Such other liabilities include $48.0 million for satisfaction of the remaining settlement consideration pursuant to the Amended Settlement Agreement. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended September 30, 2020, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2020 and all prior years are no longer subject to examination by the IRS, and no income taxes may be assessed for the year ended March 31, 2020 or any prior year. The GUC Trust’s capital loss carryovers have expired and are no longer available for utilization by the GUC Trust. The net operating loss carryovers are still subject to examination by the IRS in subsequent years if those losses, if any, are utilized. Such utilization (on a net basis) is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016. Accordingly, no income taxes are expected to be paid in the future. See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for more information regarding income taxes and the GUC Trust’s loss carryovers (including those no longer available for utilization by the GUC Trust) generated in prior years that are still subject to examination by the IRS, and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

For additional information regarding set aside Distributable Cash, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind- Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind- Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). To the extent that the Residual Wind-Down Claims and the Residual Wind-Down Costs are less than the Residual Wind-

Down Assets, any excess funds will be returned to the DIP Lenders. Also, while not expected at this time, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

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

As of September 30, 2020, Residual Wind-Down Assets aggregating approximately $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2020, remaining funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs approximate $0.1 million and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining funds of the $2.0 million designated for Reporting Costs.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are holders of Allowed General Unsecured Claims (to the extent their liquidating distributions have not yet been paid to them) and holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and appropriated Distributable Cash. As of September 30, 2020, GUC Trust Distributable Assets aggregated approximately $54.7 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of September 30, 2020, cash and cash equivalents and marketable securities aggregated approximately $122.5 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$91,494
Other Administrative Cash	29,563
Administrative Fund	1,145
Residual Wind-Down Assets	178
Funds for Indenture Trustee / Fiscal Paying Agent Costs	90

Total	$122,470

As described in Note 4, as of September 30, 2020, the GUC Trust had accrued liquidating distributions payable aggregating approximately $57.2 million, of which approximately $2.5 million was primarily payable to holders of Allowed General Unsecured Claims and approximately $54.7 million was payable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets. In addition, as described in Note 2, as of September 30, 2020, the amount of Distributable Cash reflected in the table above includes approximately $34.3 million of amounts set aside for projected GUC Trust fees, costs and expenses and other liabilities to be incurred beyond 2020. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution as of September 30, 2020 was approximately $36.8 million (exclusive of distributions payable to holders of GUC Trust Units).

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of September 30 and March 31, 2020, the GUC Trust had accrued approximately $46,000 and $0.8 million, respectively, of investment income on marketable securities and cash equivalents expected to be earned over the estimated remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on recent yields on U.S. Treasury bills in which the marketable securities are invested. Modifications are made to the accrual when yields on holdings of U.S. Treasury bills as of the date of the financial statements significantly differ from more recent yields. Estimates of forecasted cash outflows consider the amount and timing of distributions in respect of GUC Trust Units. During the three months ended September 30, 2020, such accrual was reduced by approximately $54,000 primarily due to a shortening in the expected date to make a final distribution in respect of GUC Trust Units. During the six months ended September 30, 2020, such accrual was reduced by approximately $0.75 million primarily due to the liquidation of holdings of marketable securities during the quarter ended June 30, 2020 to fund liquidating distributions in respect of GUC Trust Units described in Note 4. Such accrual, along with receivables for investment income earned as of September 30 and March 31, 2020, is included in Accrued Investment Income in the accompanying Condensed Statements of Net Assets in Liquidation.

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

As of September 30 and March 31, 2020, there were 32,086,501 of outstanding GUC Trust Units. As described below, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims as of September 30, 2020 and March 31, 2020 and, accordingly, no additional GUC Trust Units will be issued. The number of outstanding GUC Trust Units does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis because of additional GUC Trust Units that were issued due to rounding.

Allowed and Disputed Claims

As of September 30 and March 31, 2020, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims. Allowed General Unsecured Claims as of such dates aggregated approximately $32,086 million.

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

4. Liquidating Distributions

Liquidating distributions in the three months ended September 30, 2020 consisted of the following:

(in thousands)
Distributions during the three months ended September 30, 2020	$432
Less: Liquidating distributions payable as of June 30, 2020	(54,314)
Add: Liquidating distributions payable as of September 30, 2020	57,235

Total	$3,353

Liquidating distributions in the six months ended September 30, 2020 consisted of the following:

(in thousands)
Distributions during the six months ended September 30, 2020	$299,937
Less: Liquidating distributions payable as of March 31, 2020	(351,876)
Add: Liquidating distributions payable as of September 30, 2020	57,235

Total	$5,296

The distributions during the three months ended September 30, 2020 consisted primarily of distributions to beneficiaries that were previously returned to the GUC Trust as described below and were recorded in liquidating distribution payable as of June 30, 2020. The distributions during the six months ended September 30, 2020 primarily consisted of distributions of $300.0 million to holders of GUC Trust Units. Distributions paid with respect to GUC Trust Units held by the GUC Trust on behalf of certain governmental entities and holders of Allowed General Unsecured Claims (who had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled) aggregating approximately $0.3 million were returned to the GUC Trust during the three months ended June 30, 2020. In addition, during the three months ended June 30, 2020, approximately $0.2 million was returned to the GUC Trust for distributions made to holders of Resolved Term Loan Avoidance Action Claims that were not deposited by such holders. Such distributions returned to the GUC Trust not yet distributed to the beneficiaries as of September 30, 2020 are recorded in liquidating distributions payable as of September 30, 2020.

The GUC Trust was obligated as of September 30, 2020 to distribute Distributable Cash of $2.5 million to (a) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled and (b) to the beneficiaries of the distributions returned to the GUC Trust described above.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs as of September 30 and March 31, 2020.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis as of September 30 and March 31, 2020, and the valuation techniques used by the GUC Trust to determine those fair values.

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,141	$—	$—	$1,141
Marketable Securities:
U.S. Treasury bills	—	118,829	—	118,829

Total Assets	$1,141	$118,829	$—	$119,970

Liabilities:
Liquidating distributions payable	$57,235	$—	$—	$57,235

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,413	$—	$—	40,413
Marketable Securities:
U.S. Treasury bills	—	392,777	—	392,777

Total Assets	$40,413	$392,777	$—	$433,190

Liabilities:
Liquidating distributions payable	$351,876	$—	$—	$351,876

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

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

6. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims and Costs

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and six months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2020	$16,244	$4,934	$83	$21,261
Less reductions in reserves	(2,054)	(1,662)	—	(3,716)
Less liquidation costs incurred (net of reversals):
Trust professionals	68	(544)	—	(476)
Trust governance	(555)	(450)	(1)	(1,006)
Other administrative expenses	(9,391)	(22)	—	(9,413)

Balance, September 30, 2020	$4,312	$2,256	$82	$6,650

	Six months ended September 30, 2020
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2020	$22,530	$6,100	$82	$28,712
Less reductions in reserves	(4,666)	(1,669)	—	(6,335)
Less liquidation costs incurred:
Trust professionals	(976)	(1,189)	—	(2,165)
Trust governance	(1,158)	(900)	—	(2,058)
Other administrative expenses	(11,418)	(86)	—	(11,504)

Balance, September 30, 2020	$4,312	$2,256	$82	$6,650

	Three months ended September 30, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2019	$19,221	$11,714	$102	$31,037
Plus additions to reserves	23,578	7,939	—	31,517
Less liquidation costs incurred:
Trust professionals	(1,092)	(594)	—	(1,686)
Trust governance	(616)	(450)	(4)	(1,070)
Other administrative expenses	(26)	(13)	—	(39)

Balance, September 30, 2019	$41,065	$18,596	$98	$59,759

	Six months ended September 30, 2019
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2019	$23,379	$13,996	$110	$37,485
Plus net additions to reserves	20,723	6,781	—	27,504
Less liquidation costs incurred:
Trust professionals	(1,742)	(1,206)	—	(2,948)
Trust governance	(1,237)	(900)	(12)	(2,149)
Other administrative expenses	(58)	(75)	—	(133)

Balance, September 30, 2019	$41,065	$18,596	$98	$59,759

During the three months ended September 30, 2020, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $2.1 million and $1.7 million, respectively. During the six months ended September 30, 2020, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $4.7 million and $1.7 million, respectively. During the three months ended September 30, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $23.6 million and $7.9 million, respectively. During the six months ended September 30, 2019, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased (net of reductions in the three months ended June 30, 2019) by $20.7 million and $6.8 million, respectively. Included in estimates of expected Wind-Down Costs for the three and six months ended September 30, 2019 are $10.0 million in expected reimbursements to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls. Such revisions in the estimates were recorded as reductions in (additions to) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2020.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2020, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through March 2021, which was reduced by four months from the prior quarter ended June 30, 2020. The remaining liquidation period has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”), as well as the period of time to wind down the GUC Trust following resolution of the litigation, which period of time is also included in the estimated liquidation period. Certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond March 2021. Changes in estimates regarding the period of time to wind down the GUC Trust could also extend the estimated remaining liquidation period beyond March 2021. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

The following is a summary of the activity in the reserve for Residual Wind-Down Claims and Costs for the three and six months ended September 30, 2020 and 2019.

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$178	$169	$177	$169
Plus addition to reserve	—	—	1	—

Balance, end of period	$178	$169	$178	$169

7. Income Taxes

There was no current tax benefit or provision for the three and six months ended September 30, 2020 and 2019, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2020 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation and Residual Wind-Down Claims and Costs	$1,927
Net operating loss carryovers	53,631

Gross deferred tax assets	55,558
Less: Valuation allowance	(55,541)

Deferred tax asset, net of valuation allowance	17
Deferred tax liabilities:
Accrued investment income	(17)

Gross deferred tax liabilities	(17)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2020 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2020 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016.

Remaining net operating loss carryovers generated through September 30, 2020, aggregating approximately $144.9 million, could be subject to examination by the IRS in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any net operating loss carryovers (on a net basis) in the future. All capital loss carryovers have expired as of March 31, 2020 and are no longer available for utilization by the GUC Trust. The net operating loss carryovers begin to expire on March 31, 2032. However, pursuant to the enactment of the “Tax Cuts and Jobs Act” in December 2017, net operating losses generated by the GUC Trust in tax years beginning April 1, 2018, do not expire. These loss carryovers in the aggregate result in a deferred tax asset of $53.6 million as of September 30, 2020 (reflected in the table above). As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the GUC Trust’s loss carryovers (including those no longer available for utilization by the GUC Trust) potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for further information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $55.5 million was established as of September 30, 2020 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was decreased by $1.4 million and $3.2 million from the full valuation allowance against net deferred tax assets established as of June 30, 2020 and March 31, 2020, respectively.

8. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may receive in the future certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and six months ended September 30, 2020 and 2019.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. During the three months ended September 30, 2020 and 2019, the total amounts of such fees and commissions were approximately $27,000 and $62,000, respectively. During the six months ended September 30, 2020 and 2019, the total amounts of such fees and commissions were approximately $78,000 and $125,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its second fiscal quarter ended September 30, 2020. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended March 31, 2020 filed by the GUC Trust with the SEC on June 3, 2020. A glossary of defined terms used in this Quarterly Report on Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of September 30, 2020, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that would have expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share that would have expired on July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

By order dated July 2, 2015, or the Liquidation Order, the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating approximately $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of Allowed General Unsecured Claims (including in respect of the GUC Trust Units) have been and will be made solely in cash.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of September 30, 2020, the remaining Administrative Fund aggregated approximately $1.1 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of GUC Trust Professionals’ fees and expenses or other Wind-Down Costs.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, February 2017, March 2018, January 2019 and January 2020, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $58.8 million to fund the projected costs and expenses of the GUC Trust through calendar year 2020. In April 2020, the Bankruptcy Court approved the appropriation of Distributable Cash of $50.0 million for the purpose of satisfying settlement consideration pursuant to the Amended Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). As of September 30, 2020, $2.0 million of such amount had been appropriated and $48.0 million had not yet been appropriated. Such appropriations reduced Distributable Cash and increased Other Administrative Cash. Upon appropriation of the remaining $48.0 million of Distributable Cash that has been approved, Distributable Cash will be reduced and Other Administrative Cash will be increased. As of September 30, 2020, approximately $29.6 million remained in Other Administrative Cash (including interest and dividend income received on marketable securities and cash equivalents) and was recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation.

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

As of September 30, 2020, Residual Wind-Down Assets aggregating approximately $0.2 million were held by the GUC Trust and were recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation. There were no remaining expected Residual Wind-Down Claims and Costs against such assets. Accordingly, the GUC Trust expects to return the remaining Residual Wind-Down Assets to the DIP Lenders upon the winding up and conclusion of the GUC Trust. A corresponding amount is recorded in the reserve for Residual Wind-Down Claims and Costs in the accompanying Condensed Statement of Net Assets in Liquidation.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agent Costs. Any unused portion of the funds designated for Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2020, remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs approximate $0.1 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2020. There were no remaining funds of the $2.0 million designated for Reporting Costs.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the IRS using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2020 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2020 and prior years are no longer subject to examination by the IRS, and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016.

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

As of September 30, 2020, such remaining liquidation period is estimated to extend through March 2021 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”), as well as the period of time to wind down the GUC Trust following resolution of the litigation, which period of time is also included in the estimated liquidation period. Certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond March 2021. Changes in estimates regarding the period of time to wind-down the GUC Trust could also extend the estimated remaining liquidation period beyond March 2021. The GUC Trust’s estimates regarding the costs and remaining liquidation period may change in the near term, and such change may be material.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust Professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2020 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include capital loss carryovers as of March 31, 2020, along with net operating loss carryovers generated through March 31, 2020, could be subject to examination by the IRS in subsequent years if those losses are utilized. It is not expected that such losses will be utilized (on a net basis) in the future as a result of the sale of all New GM Securities in the year ended March 31, 2016. As of September 30, 2020, there are no known items which would result in a significant accrual for uncertain tax positions.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of September 30, 2020, there were 32,086,501 GUC Trust Units outstanding and $32.1 billion of Allowed General Unsecured Claims.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended September 30, 2020, net assets in liquidation increased by approximately $0.3 million, from approximately $7.3 million to approximately $7.6 million, principally as a result of reductions of $3.7 million in the reserves for expected costs of liquidation, largely offset by liquidating distributions of $3.4 million. During the six months ended September 30, 2020, net assets in liquidation increased by approximately $1.0 million, from approximately $6.6 million to approximately $7.6 million, principally as a result of reductions of $6.3 million in the reserves for expected costs of liquidation, partly offset by liquidating distributions of $5.3 million. As described in “Liquidation and Administrative Costs” below, the reduction in the reserves for expected costs of liquidation of $3.7 million during the three months ended September 30, 2020 is primarily associated with a reduction in the estimated length of the remaining liquidation period, along with net reductions in expected costs. The reduction in the reserves for expected costs of liquidation of $6.3 million during the six months ended September 30, 2020 is primarily associated with the aforementioned reduction in the estimated length of the remaining liquidation period, along with reductions in expected costs.

There was no income tax provision or benefit during the three and six months ended September 30, 2020, as a result of cumulative net operating losses and the establishment of a full valuation allowance against net deferred tax assets as of the beginning and end of such period. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

As of September 30, 2020, the GUC Trust had approximately $6.7 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $21.3 million in reserves as of June 30, 2020. The following table summarizes in greater detail the changes in such reserves during the three months ended September 30, 2020:

	Three months ended September 30, 2020
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2020	$16,244	$4,934	$83	$21,261
Less reductions in reserves	(2,054)	(1,662)	—	(3,716)
Less liquidation costs incurred (net of reversals):
Trust professionals	68	(544)	—	(476)
Trust governance	(555)	(450)	(1)	(1,006)
Other administrative expenses	(9,391)	(22)	—	(9,413)

Balance, September 30, 2020	$4,312	$2,256	$82	$6,650

Reserves for expected costs of liquidation were reduced by approximately $3.7 million during the three months ended September 30, 2020, in order to reflect decreases in expected Wind-Down Costs of $2.1 million and expected Reporting Costs of $1.7 million. The decrease in expected Wind-Down Costs during the three months ended September 30, 2020 is primarily associated with a reduction of four months in the estimated end date of the remaining liquidation period, along with net reductions in expected costs. The decrease in expected Reporting Costs during the three months ended September 30, 2020 is primarily associated with the aforementioned reduction in the estimated end date of the remaining liquidation period, along with reductions in expected costs. In comparison, reserves for expected costs of liquidation were increased by approximately $31.5 million during the three months ended September 30, 2019, in order to reflect increases in expected Wind-Down Costs of $23.6 million and expected Reporting Costs of $7.9 million. The increase in expected Wind-Down Costs during the three months ended September 30, 2019 is primarily associated with an extension of twenty-one months in the estimated end date of the remaining liquidation period, along with an increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls. The increase in expected Reporting Costs during the three months ended September 30, 2019 is primarily associated with the aforementioned extension in the estimated end date of the remaining liquidation period.

Reserves for expected costs of liquidation were reduced by approximately $6.3 million during the six months ended September 30, 2020, in order to reflect decreases in expected Wind-Down Costs of $4.7 million and expected Reporting Costs of $1.7 million. The decrease in expected Wind-Down Costs during the six months ended September 30, 2020 is primarily associated with a reduction in estimated legal fees over the remaining liquidation period, along with a reduction of four months in the estimated end date of the remaining liquidation period. In comparison, reserves for expected costs of liquidation were increased by approximately $27.5 million during the six months ended September 30, 2019, in order to reflect increases in expected Wind-Down Costs of $20.7 million and expected Reporting Costs of $6.8 million (such increases are net of reductions in the reserves and expected costs in the three months ended June 30, 2019). The increase in expected Wind-Down Costs during the six months ended September 30, 2019 is primarily associated with a net extension of eighteen months in the estimated end date of the remaining liquidation period, along with the aforementioned increase in legal fees for expected reimbursements of $10.0 million to certain holders of a majority of GUC Trust Units. The increase in expected Reporting Costs during the six months ended September 30, 2019 is primarily associated with the aforementioned net extension in the estimated end date of the remaining liquidation period.

Reserves for expected costs of liquidation were reduced by the amount of liquidation and administrative costs incurred during the three and six months ended September 30, 2020. Trust professional costs incurred during the three and six months ended September 30, 2020 were approximately $0.5 million and $2.2 million, respectively, as compared to approximately $1.7 million and $2.9 million, respectively, for the three and six months ended September 30, 2019. The decrease of $1.2 million from three-month period to period and the decrease of $0.7 million from six-month period to period is primarily due to a decrease in Wind-Down Costs charged to the reserve. Trust governance costs incurred during the three and six months ended September 30, 2020 were approximately $1.0 million and $2.1 million, respectively, as compared to approximately $1.1 million and $2.1 million, respectively, for the three and six months ended September 30, 2019. The decrease of $0.1 million from three-month period to period is primarily due to a decrease in Wind-Down Costs charged to the reserve. Other administrative costs during the three and six months ended September 30, 2020 were approximately $9.4 million and $11.5 million, respectively, as compared to approximately $39,000 and $133,000, respectively, for the three and months ended September 30, 2019. The increase of $9.4 million during the three-month period to period is due to an increase in Wind-Down Costs charged to the reserve primarily for reimbursements to certain holders of a majority of GUC Trust Units for legal fees in connection with monitoring the actions of the GUC Trust and participating in litigation related to the General Motors vehicle recalls. The increase of $11.4 million during the six-month period to period is due to an increase in Wind-Down Costs charged to the reserve primarily for payment of noticing costs under the Amended Settlement Agreement of $2.0 million and the aforementioned reimbursements of $8.6 million to certain holders of a majority of GUC Trust Units for legal fees. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of September 30, 2020, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. Additional costs may be incurred for which there was not a reasonable basis for estimation as of September 30, 2020. In particular, as of September 30, 2020, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period estimated to extend through March 2021, which date is dependent predominantly on the estimate of the remaining period of time for resolution of litigation involving certain General Motors vehicle recalls described in Part II, Item 1 (“Legal Proceedings”), as well as the period of time to wind down the GUC Trust following resolution of the litigation, which period of time is also included in the estimated liquidation period. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, consistent with the liquidation basis of accounting, no consideration has been given to potential outcomes to the extent there does not exist a reasonable basis for estimation. Certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. Future developments in the General Motors vehicle recall litigation could extend the current estimate of the remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond March 2021. Changes in estimates regarding the period of time to wind down the GUC Trust could also extend the estimated remaining liquidation period beyond March 2021.

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

Net Assets in Liquidation

Allowed and Disputed Claims

As of September 30 and March 31, 2020, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims. Allowed General Unsecured Claims as of such dates aggregated approximately $32,086 million.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of September 30, 2020 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(613,980)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(60,803)

Holdings as of September 30, 2020	—	—	—	91,494
Less: Distributions payable as of September 30, 2020 (2)				(57,235)
Add: Distributions payable to holders of GUC Trust Units as of September 30, 2020				54,735
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(34,253)

Distributable Assets as of September 30, 2020 (3)				$54,741

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

(3)

Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Current Report on Form 8-K filed by the GUC Trust with the SEC on October 29, 2020. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Allowed and Disputed Claims,” as of September 30, 2020, there were approximately $32,086 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $614.0 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of September 30, 2020, $2.5 million of Distributable Cash to (a) holders of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and (b) GUC Trust beneficiaries with respect to distributions returned to the GUC Trust described in Note 4 (“Liquidating Distributions”) to the financial statements. Also, as of September 30, 2020, the GUC Trust has recorded liquidating distributions payable to holders of GUC Trust Units of $54.7 million.

As described in Note 2 (“Plan of Liquidation”) to the financial statements, in April 2020, the Bankruptcy Court approved the appropriation of Distributable Cash of $50.0 million for the purpose of satisfying settlement consideration pursuant to the Amended Settlement Agreement described in Part II, Item 1 (“Legal Proceedings”). As of September 30, 2020, $48.0 million was not yet appropriated. Upon such appropriation, Distributable Cash will be reduced and Other Administrative Cash will be increased by $48.0 million.

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

As of September 30, 2020, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $54.7 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (a) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the heading “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (b) set aside for distributions payable in respect of (i) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled, and (ii) distributions returned to the GUC Trust described in Note 4 (“Liquidating Distributions”) to the financial statements. As described above, such Distributable Cash will be reduced by $48.0 million upon appropriation by the GUC Trust to satisfy remaining settlement consideration under the Amended Settlement Agreement.

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

For the quarter ended September 30, 2020, as a result of the standard quarterly reevaluations described above, the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) was decreased by $3.3 million to $34.3 million. Such decrease was primarily related to a reduction in projected costs over the remaining liquidation period.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust

Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to any net realized capital gains that are still subject to examination by the IRS, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2020 and all prior years are no longer subject to examination, and no income taxes may be assessed for the year ended March 31, 2020 or any prior year. The GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) have expired and can no longer be utilized by the GUC Trust. While the GUC Trust’s remaining net operating losses are still subject to examination by the IRS in subsequent years if those losses are utilized, such utilization (on a net basis) is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016. Accordingly, no income taxes are expected to be paid in the future. As a result, beginning with the quarter ended September 30, 2016 and as of September 30, 2020, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

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

GUC Trust Units

As of September 30 and March 31, 2020, there were 32,086,501 of outstanding GUC Trust Units. As described above, there were no remaining Disputed General Unsecured Claims or Term Loan Avoidance Action Claims as of September 30 and March 31, 2020 and, accordingly, no additional GUC Trust Units will be issued. The number of outstanding GUC Trust Units does not equal the amount of Allowed General Unsecured Claims on a 1 to 1,000 basis because of additional GUC Trust Units that were issued due to rounding.

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

During the six months ended September 30, 2020, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $39.2 million from approximately $42.8 million to approximately $3.6 million. The decrease was primarily due to cash paid for liquidating distributions of $299.9 million and professional fees, governance costs and other administrative costs of $15.3 million, largely offset by cash received from the sale of marketable securities in excess of reinvestments of $273.9 million, along with interest income received on such marketable securities of $2.1 million.

During the six months ended September 30, 2020, the funds invested by the GUC Trust in marketable securities decreased approximately $273.9 million, from approximately $392.7 million to approximately $118.8 million. The decrease was due primarily to the maturities and sale of marketable securities to fund the payments of liquidating distributions during the period. The GUC Trust earned on the accrual basis approximately $0.8 million in interest income on such investments during the period.

As of September 30, 2020, the GUC Trust held approximately $122.5 million in cash and cash equivalents and marketable securities. Of such amount, approximately $91.5 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs as they become due. Included in Distributable Cash as of September 30, 2020, is approximately $2.5 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of September 30, 2020, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $2.5 million for liquidating distributions payable (exclusive of distributions payable to holders of GUC Trust Units) as of that date, and (b) $34.3 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held approximately $31.0 million in cash and cash equivalents and marketable securities as of September 30, 2020, representing funds held for payment of costs of liquidation and administration and other liabilities. Of that amount, approximately $1.4 million (comprising approximately $0.2 million of the remaining Residual Wind-Down Assets, approximately $1.1 million of the remaining Administrative Fund and approximately $0.1 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims and Costs and Indenture Trustee / Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust Professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $29.6 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those expected costs. See “Liquidation and Administrative Costs” above.

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

“SEC” means the Securities and Exchange Commission.

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

In its quarterly report on Form 10-Q filed November 5, 2020, New GM disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these over 100 cases concern the Ignition Switch Recall. In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these cases concern the Ignition Switch Recall and certain other cases concern recalls other than the Ignition Switch Recall.

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

The Amended Settlement Agreement does not address or resolve claims based upon personal injury and/wrongful death. Litigation surrounding Personal Injury Actions continues in the Bankruptcy Court. On July 23, 2020, the Bankruptcy Court heard oral argument regarding the ability of the remaining personal injury and wrongful death claimants to file late proofs of claim. On July 24, 2020, the Bankruptcy Court sustained the GUC Trust’s objection regarding fifty-nine potential Personal Injury Actions plaintiffs and denied their request to file late claims against the GUC Trust. On August 11, 2020, the Bankruptcy Court denied the twenty remaining potential Personal Injury Actions plaintiffs’ request to file late claims against the GUC Trust. There are no remaining Personal Injury Actions pending before the Bankruptcy Court, and the August 11, 2020 Bankruptcy Court order has become a final order.

Other Matter

On July 22, 2020, the GUC Trust filed a motion seeking authority to reimburse certain unaffiliated holders of GUC Trust Units for fees and expenses incurred through May 2020 totaling in excess of $8.0 million, plus additional reimbursement amounts that may be incurred. On August 7, 2020, the Bankruptcy Court entered an order approving such reimbursement. During the quarter ended September 30, 2020, the GUC Trust paid $8.6 million on account of such reimbursements.

Other than the foregoing, during the quarter ended September 30, 2020, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the SEC.

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

In its quarterly report on Form 10-Q filed November 5, 2020, New GM disclosed that over 100 putative class actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. In addition, New GM disclosed that several hundreds of other actions were pending against New GM in various courts in the United States and Canada seeking compensatory and other damages and other relief for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Many of these plaintiffs have also sought the ability to file late proofs of claim against the GUC Trust (the “Late Claims Motions”). For additional information about the bankruptcy proceedings related to the Economic Loss Actions and the Personal Injury Actions, see “General Motors Product Recalls” in Part II, Item 1 (“Legal Proceedings”) above.

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

Date: November 13, 2020

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey Jr.
Name:	David A. Vanaskey Jr.
Title:	Administrative Vice President of Wilmington Trust Company